Form 10-Q
period 2020-09-30
VectoIQ Acquisition Corp. II
filed 2021-02-22
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39855

VECTOIQ ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2482699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1354 Flagler Drive

Mamaroneck, NY

(Address of principal executive offices)

(212) 883-4330

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fifth of one redeemable warrant	VTIQU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	VTIQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	VTIQW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

As of February 22, 2021, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

VECTOIQ ACQUISITION CORP. II

BALANCE SHEET

(unaudited)

September 30,
2020
Assets
Current assets:
Cash	$7,750
Total current assets	7,750

Deferred offering costs associated with initial public offering	87,750
Total assets	$95,500

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$546
Accrued expenses	35,500
Note payable- related party	35,000
Total current liabilities	71,046

Commitments

Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(546)
Total shareholders' equity	24,454
Total liabilities and shareholders' equity	$95,500

(1) This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(unaudited)

General and administrative expenses	$(546)
Net loss	$(546)

Weighted average shares outstanding, basic and diluted (1)	7,500,000

Basic and diluted net loss per share	$(0.00)

(1) This number excludes up to 1,125,000 shares of Class B common stock subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(unaudited)

	Class B Common Stock		Additional Paid-In Capital	Accumulated Defucit	Total Stockholder's Equity
	Shares	Amount
Balance – August 10, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	(546)	(546)
Balance – September 30, 2020	8,625,000	$863	$24,137	$(546)	$24,454

(1) This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020
(unaudited)

Cash flows from operating activities:
Net loss	$(546)
Changes in assets and liabilities:
Increase in accounts payable	546
Net cash used in operating activities	-

Cash flows from financing activities:
Proceeds from notes payable-related party	35,000
Proceeds from issuance of Class B common stock to Sponsor	25,000
Payments of deferred offering costs associated with intital public offering	(52,250)
Net cash provided by financing activities:	7,750

Net increase in cash	7,750
Cash, beginning of period	-
Cash, end of period	$7,750

Supplemental disclosure of noncash operating and financing activities:
Deferred offering costs inluded in accrued expenses	$35,500

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 1—Description of Organization and Business Operations

VectoIQ Acquisition Corp. II (the ‘‘Company’’) was incorporated in Delaware on August 10, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the ‘‘Business Combination’’). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the industrial technology, transportation and smart mobility industries, which the Company believes will provide it with access to attractive business combination opportunities. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is VectoIQ Holdings II, LLC, a Delaware limited liability company (the ‘‘Sponsor’’). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a initial public offering (the ‘‘Initial Public Offering’’) of 30,000,000 units (each, a ‘‘Unit’’ and collectively, the ‘‘Units’’) at $10.00 per Unit (or 34,500,000 units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 900,000 units (each, a ‘‘Private Placement Unit’’ and collectively, the ‘‘Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor that will close simultaneously with the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds will be held in trust until applied toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combinations with one or more target businesses having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account and Delaware franchise tax) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the ‘‘Investment Company Act’’). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to $10.00 per Unit sold in the Initial Public Offering, including a portion of the proceeds of the Private Placement Units, will be held in a trust account (‘‘Trust Account’’), located in the United States at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Unless and until the Company completes its initial Business Combination, no funds held in the Trust Account will be available for its use, except the withdrawal of interest earned to fund its working capital requirements (subject to a limit of $250,000 per year) and/or to pay taxes.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 1—Description of Organization and Business Operations (Continued)

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001, sold in the Initial Public Offering (the ‘‘public stockholders’’) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic 480 ‘‘Distinguishing Liabilities from Equity.’’ In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if a stockholder vote is held to approve such transaction, only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the ‘‘Amended and Restated Certificate of Incorporation’’), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (‘‘SEC’’) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its Public Shares without voting and, if it does vote, irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination or any amendment to the provisions of the Company’s Amended and Restated Certificate of Incorporation relating to its pre-initial business combination activity and related stockholders’ rights.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation will provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the ‘‘initial stockholders’’) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering (as applicable, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by the Company), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 1—Description of Organization and Business Operations (Continued)

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or potentially less in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the ‘‘Securities Act’’). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the ‘‘JOBS Act’’) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share.’’ Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture by the initial stockholders. At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not exceeded these limits and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, ‘‘Fair Value Measurements and Disclosures,’’ approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to stockholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, ‘‘Income Taxes.’’ Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 2—Summary of Significant Accounting Policies (continued)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from August 10, 2020 (inception) to September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Public Offering

Pursuant to the Initial Public Offering as described in Note 7 below, the Company sold 34,500,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”) and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the registered holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the initial Business Combination. Only whole Public Warrants are exercisable. The Public Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to such shares. Notwithstanding the foregoing, if a registration statement covering the issuance of the shares issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement or a current prospectus, exercise Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

The warrants included in the Private Placement Units (the “Private Warrants”) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

 (unaudited)

Note 3—Public Offering (Continued)

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00. The Company may call the Public Warrants for redemption:

■	in whole and not in part;

■	at a price of $0.01 per warrant;

■	upon a minimum of 30 days’ prior written notice of redemption; and

■	if, and only if, the last reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a ‘‘cashless basis,’’ as described in the warrant agreement.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

■	in whole and not in part;

■	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Company’s Class A common stock;

■	upon a minimum of 30 days’ prior written notice of redemption;

■	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

■	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of shares of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Company’s initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of such initial Business Combination (net of redemptions), and (z) the volume- weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 3—Public Offering (Continued)

Certain funds, referred to as the Company’s “anchor investors,” expressed to the Company an interest and purchased an aggregate of approximately 6,000,000 Units in the Initial Public Offering. In connection with providing these expressions of interest, the anchor investors purchased membership interests in the Sponsor entitling them to an economic interest in certain of the Founder Shares owned by the Sponsor and in certain of the Private Placement Units purchased by the Sponsor.

Pursuant to a subscription agreement with the Sponsor, one of the anchor investors has agreed with the Sponsor that, with respect to 1,499,950 of the Units it has expressed an interest in purchasing (or all of the Units it purchased in the Proposed Public Offering, if less), such anchor investor (1) will not transfer such Units (or underlying shares of Class A common stock) prior to the date the Company completes its initial Business Combination, and (2) will not exercise its redemption rights with respect to any shares of Class A common stock included in such Units in connection with the completion of the Company’s initial Business Combination or any amendment to the provisions of the Company’s amended and restated certificate of incorporation relating to the Company’s pre-initial Business Combination activity and related stockholders’ rights. Further, each of the anchor investors has agreed with the Sponsor that if it does not purchase the maximum number of Units it has expressed an interest in purchasing, it will forfeit all of its indirect holdings of Founder Shares held within the Sponsor, and if after such purchase, it owns less than that number of units at the time of a stockholder vote in connection with the Company’s initial Business Combination or on the business day immediately prior to the scheduled closing of such initial Business Combination, it will forfeit a portion of its indirect holdings of Founder Shares held within the Sponsor, and the Sponsor will have the right to redeem the anchor investor’s interest in the Sponsor related to Private Placement Units at the original purchase price. Other than such agreements with the Sponsor, the anchor investors are not required to: (1) hold any Units, shares of Class A common stock or Warrants they may have purchased in the Initial Public Offering or thereafter for any amount time, (2) vote any shares of Class A common stock they may own at the applicable time in favor of the initial Business Combination or (3) refrain from exercising their right to redeem their public shares at the time of the Company’s initial Business Combination. Pursuant to their subscription agreements with the Sponsor, the anchor investors will not be granted any material additional stockholder or other rights, and will only be issued membership interests in the Sponsor with no right to control the Sponsor or vote or dispose of any Founder Shares, Private Placement Units or underlying securities (which will continue to be held by the Sponsor until following the Company’s initial Business Combination).

There can be no assurance as to the amount of Units purchased in the Initial Public Offering (or underlying shares of Class of Class A common stock) the anchor investors will retain, if any, prior to or upon the consummation of the Company’s initial Business Combination. In the event that the anchor investors vote in favor of the Company’s initial Business Combination, a smaller portion of affirmative votes from other public shareholders would be required to approve the Company’s initial Business Combination.

Note 4—Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased an aggregate of 8,625,000 shares (the ‘‘Founder Shares’’) of the Company’s Class B common stock, par value $0.0001, for an aggregate price of $25,000. In September 2020, the Sponsor transferred an aggregate of 60,000 Founder Shares to the Company’s initial director nominees. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the over-allotment option in the Initial Public Offering was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding any shares underlying the Private Placement Units). In January, 2021, the underwriters fully exercised their over-allotment option, such that none of the Founder Shares remain subject to forfeiture.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 4—Related Party Transactions (continued)

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Private Placement Units

The Sponsor purchased an aggregate of 900,000 Private Placement Units as described in Note 7 below, at a price of $10.00 per Private Placement Unit ($9.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Private Placement Units, the ‘‘Private Shares’’) and one-fifth of one redeemable warrant (each, a ‘‘Private Warrant’’). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Units were added to proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units or the securities underlying the Private Placement Units until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Related Party Loans

On August 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the ‘‘Note’’). This loan is non-interest bearing and is payable on the earlier of March 31, 2021, as amended, or the completion of the Initial Public Offering. As of September 30, 2020, the Company had borrowed $35,000 under the Note.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 4—Related Party Transactions (Continued)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (‘‘Working Capital Loans’’). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company intends to enter into an agreement, commencing on the effective the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf.

Note 5—Commitments

Registration Rights

The Sponsor and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain ‘‘piggy-back’’ registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.0 million in the aggregate (or $6.9 million in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 5—Commitments (Continued)

Business Combination Marketing Agreement

The Company intends to engage the underwriters as advisors in connection with its Business Combination pursuant to a business combination marketing agreement. Pursuant to that agreement, the Company will pay such advisors a cash fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, including any proceeds from the full or partial exercise of the over-allotment option.

Note 6—Stockholder’s Equity

Class A Common Stock—The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of September 30, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of September 30, 2020, there were 8,625,000 shares of Class B common stock outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, initially on a one-for-one basis. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including the shares of Class A common stock underlying the private placement units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Note 7—Subsequent Events

On January 6, 2021, the registration statement for the Company’s Initial Public Offering was declared effective. On January 11, 2021 the Company consummated the initial public offering of 34,500,000 units and, with respect to the class A common stock included in the Units sold, the Public Shares, which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

(unaudited)

Note 7—Subsequent Events (continued)

Simultaneously with the closing of the Initial Public Offering, the Company sold, in a private placement, 900,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000.

Transaction costs amounted to $19,490,626, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $515,626 of other offering costs. In addition, cash of $2,075,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. At January 11, 2021, cash of $1,702,728 was available to fund future operating costs.

Following the closing of the Initial Public Offering on January 11, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a Trust Account located in the United States at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on August 10, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the period from August 10, 2020 (inception) through September 30, 2020, we had a net loss of $546, which consisted of formation expenses.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, as described below, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

For the period from August 10, 2020 (inception) through September 30, 2020, we had net cash provided by financing activities of $7,750, which consisted of the sale of the Company’s Class B common stock for $25,000 to our sponsor and borrowings of $35,000 pursuant to a promissory note (the “Note”) from our sponsor offset by the payment of deferred offering costs associated with the initial public offering of $52,250.

At September 30, 2020, we had cash of $7,750. We intend to use these funds and borrowings from the Note with the sponsor primarily to funds the costs incurred to complete our initial public offering.

On January 6, 2021, the registration statement for the Company’s Initial Public Offering was declared effective. On January 11, 2021 the Company consummated the initial public offering of 34,500,000 units and, with respect to the class A common stock included in the Units sold, the Public Shares, which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company sold, in a private placement, 900,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000.

Transaction costs amounted to $19,490,626, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $515,626 of other offering costs. In addition, cash of $2,075,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. At January 11, 2021, cash of $1,702,728 was available to fund future operating costs.

Following the closing of the Initial Public Offering on January 11, 2021, an amount of $345,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a Trust Account located in the United States at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

At January 11, 2021, our Balance Sheet was as follows:

January 11,
2020
Assets
Current assets:
Cash	$1,702,728
Total current assets	1,702,728

Non-current assets
Cash held in trust account	345,000,000
Prepaid insurance	500,000
Total assets	$347,202,728

Liabilities and shareholders' equity
Current liabilities:
Note payable-related party	$83,000
Accounts payable	538,100
Accrued expenses	156
Total current liabilities	621,256
Deferred underwriting fee payable	12,075,000
Total liabilities	12,696,256

Commitments
Class A common stock subject to possible redemption 32,950,647 shares at redemption value at $10 per share	329,506,471

Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 issued and outstanding (including 32,950,647 shares subject to possible redemption)	155
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,001,885
Accumulated deficit	(2,902)
Total shareholders' equity	5,000,001
Total liabilities and shareholders' equity	$347,202,728

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to the Company upon completion of our initial public offering.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies for the period ended September 30, 2020.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2020. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on January 8, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on January 8, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2021, we consummated the Initial Public Offering of 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option at a price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Cowen and Company, LLC and Morgan Stanley acted as the joint book-running of managers the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-251510). The Securities and Exchange Commission declared the registration statements effective on January 6, 2021.

Simultaneous with the consummation of the Initial Public Offering, and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 900,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

We paid a total of $6,900,000 in underwriting discounts and commissions and $515,626 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 6, 2021, between the Company and Cowen and Company, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
4.1	Warrant Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated January 6, 2021, among the Company, VectoIQ Holdings II, LLC and each of the executive officers, directors and director nominees of the Company. (1)
10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated January 6, 2021, among the Company and certain securityholders. (1)
10.4	Unit Subscription Agreement, dated January 6, 2021, between the Company and VectoIQ Holdings II, LLC.(1)
10.5	Form of Indemnity Agreement. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-251510), filed with the SEC on December 29, 2020, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOIQ Acquisition Corp. II

Date: February 22, 2021	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2021	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)