Form 10-K
period 2020-12-31
VectoIQ Acquisition Corp. II
filed 2021-03-29
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39855

VECTOIQ ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	85- 2482699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1354 Flagler Drive

Mamaroneck, NY 10543

(Address of principal executive offices)

(Zip Code)

(646) 475-8506

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A Common stock, $0.0001 par value per share Warrants to purchase one share of Common Stock Units, each consisting of one share of Common Stock and one-fifth of one Warrant	VTIQ VTIQW VTIQU	Nasdaq Capital Market Nasdaq Capital Market Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Capital Market (“NASDAQ”) on January 7, 2021.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2021
Class A Common stock, $0.0001 par value per share	34.500,000 shares

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute "forward-looking statements" for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses, including their industry and geographic location;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	the trust account not being subject to claims of third parties;
•	failure to list or delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
•	our public securities' potential liquidity and trading;
•	the lack of a market for our securities; or
•	our financial performance.

The forward-looking statements contained in this annual report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors". Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

You should read this annual report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

ITEM 1. BUSINESS

General

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

We will seek to capitalize on the significant experience and network of our management team to complete our initial business combination. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business in the industrial technology, transportation and smart mobility industries, which we believe has many potential target businesses. Following our initial business combination, our objective will be to implement or support the acquired business’ growth and operating strategies.

According to a 2020 McKinsey & Company (“McKinsey”) report, the global automotive industry had nearly $3.0 trillion of annual revenue, and for nearly 100 years has been a hardware-based industry. The industry is currently in the midst of experiencing rapid change through several disruptive technologies: the connected vehicle, the electric vehicle, autonomous driving technology and transport-as-a-service. Historically, the majority of these companies have been funded by the venture community and government subsidies, and only more recently via the SPAC market. According to a 2019 McKinsey report, investments in new mobility start-ups have increased significantly with investors pouring over $220 billion into more than 1,100 companies since 2010. As the mobility transformation gains momentum, institutional investors are targeting disruptive companies. As of December 17, 2020, Tesla and Uber had higher valuations than the premium OEMs including BMW, Daimler and GM. We believe that these trends provide opportunities for us to identify private companies that would benefit from a public listing and access to the public capital markets, as well as our management team’s deep experience and expertise in these industries.

We believe that our management team is well positioned to identify attractive businesses within the industrial technology, automotive and smart mobility industries that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination with such a business and enhance stockholder value by helping it to identify and recruit management, identify and complete additional acquisitions, implement operational improvements, and expand its product offerings and geographic footprint. We intend to utilize our management team’s experience and network in these industries to achieve this objective. We believe many businesses in the industrial technology, automotive and smart mobility industries could benefit from access to the public markets but have been unable to do so due to a number of factors, including the time it takes to conduct a traditional initial public offering, market volatility and pricing uncertainty. We intend to focus on evaluating companies with leading competitive positions, strong management teams and strong long-term potential for growth and profitability.

Stephen Girsky, our Chief Executive Officer, is a Managing Partner of VectoIQ, LLC, an independent advisory firm based in New York. Mr. Girsky has more than 30 years of experience working with corporate board executives, labor leaders, OEM leaders, suppliers, dealers and national policy makers. Mr. Girsky served as President and Chief Executive Officer of VectoIQ Acquisition Corp. (“Vecto I”), a blank check company incorporated for the purpose of effecting a business combination, from its incorporation in January 2018 until the consummation of its business combination with Nikola Corporation (“Nikola”) in June 2020, and continues to serve as a member of Nikola’s Board of Directors (and since September 2020 has served as Chairman of the Board). Mr. Girsky served in a number of capacities at General Motors from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, Global Research & Development and Global Purchasing and Supply Chain. Mr. Girsky served as Chairman of the Adam Opel AG Supervisory Board from November 2011 to January 2014 and was President of GM Europe from July 2012 to March 2013. He also served on General Motors’ Board of Directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky has also served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP and a multibillion dollar investment fund, from 2006 to 2009. Prior to Centerbridge, Mr. Girsky served as Special Advisor to the Chief Executive Officer and Chief Financial Officer of General Motors from 2005 to 2006, and prior to that Mr. Girsky served as managing director at Morgan Stanley and as senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. In addition to Nikola, Mr. Girsky currently serves on the Boards of Directors of United States Steel Corporation (NYSE: X) and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), as well as two private companies, Clarios and Valens Semiconductor Ltd.

Mary Chan, our President and Chief Operating Officer, is a Managing Partner of VectoIQ, LLC. Ms. Chan served as Chief Operating Officer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020. Ms. Chan joined General Motors in 2012 as President, Global Connected Consumer. In that role, she was responsible for building the next generation of connected vehicle product and services. Prior to General Motors, Ms. Chan worked at Dell Inc., where she was Senior Vice President and General Manager of Enterprise Mobility Solutions & Services from 2009 to 2012. At Dell, she was responsible for developing Consumer PC/Gaming products and Enterprise Mobility Application services. Prior to Dell, with over 20 years of wireless infrastructure experience she was the EVP/President Global Wireless Network Group at Alcatel-Lucent and SVP of Wireless R&D at Lucent Technologies Inc. Ms. Chan currently serves on the Boards of Directors of Magna International Inc. (NYSE: MGA), Dialog Semiconductor PLC (ETR: DLG), SBA Communications Corporation (Nasdaq: SBAC) and CommScope (Nasdaq: COMM), as well as one private company, Service King.

Steve Shindler, our Chief Financial Officer, is a Director of NII Holdings, Inc., or NII, a provider of differentiated mobile communications services for businesses and high value consumers in Latin America. Mr. Shindler served as Chief Financial Officer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020, and has served on the board of directors of Nikola since September 2020. Mr. Shindler served as Chief Executive Officer of NII from 2012 until August of 2017 as well as from 2000 to 2008. As Chief Executive Officer, Mr. Shindler successfully transformed NII from a start-up operation into a leading wireless provider with nearly 11.5 million subscribers. In recent years he has overseen a financial restructuring of the company that has included sales of its core businesses in Mexico, Peru, Argentina, Chile and Brazil. Mr. Shindler joined Nextel Communications, Inc. in 1996 as Executive Vice President and Chief Financial Officer. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank, one of the largest suppliers of capital to the wireless industry. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early stage media, tech and telco companies.

Mindy Luxenberg-Grant, our Treasurer and Secretary, is the Chief Financial Officer of VectoIQ LLC. Ms. Luxenberg-Grant served as Treasurer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020. Prior to joining VectoIQ LLC, Ms. Luxenberg-Grant was a Founder and has served as Chief Financial Officer of Headhaul Capital Partners LLC since April 2013. Ms. Luxenberg-Grant was also the Chief Financial Officer of Jefferies Capital Partners LLC and its predecessors from 1997 to 2009. She was a Manager with PricewaterhouseCoopers where she specialized in business assurances and tax services as part of its Entrepreneurial Advisory Services group and serviced exclusively venture capital and private investment fund clients. Ms. Luxenberg-Grant also spent two years as the Chief Financial Officer of Western NIS Enterprise Fund, a venture capital fund which invested in small and medium-sized companies based primarily in the Ukraine.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management or any of their affiliates' performance as indicative of our future performance.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team's expertise. Our selection process is expected to leverage our management team's contacts in the industrial technology, automotive and smart mobility industries globally, which we believe will provide us with access to attractive business combination opportunities in these industries. Our management team has experience:

•	managing and operating businesses in the industrial technology, automotive and smart mobility industries;
•	developing and growing companies, both organically and through acquisitions and investments;
•	evaluating and managing the growth of new products and technologies;
•	identifying, recruiting and mentoring management personnel;
•	sourcing, structuring, acquiring and selling businesses;
•	fostering relationships with sellers, capital providers and target management teams; and
•	accessing the capital markets across various business cycles.

Following the completion of our initial public offering, we began the process of communicating with the network of relationships of our management team and their affiliates to articulate the parameters for our search for a potential target initial business combination and began the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and, in evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria or guidelines.

•	Focus on industrial technology, transportation and smart mobility business positioned to benefit from our management team's extensive experience and contacts in these sectors. We believe our strategy leverages our management team's distinctive background and vast network of industry leaders in the target industry.
•	Emphasis on companies that can benefit from a public listing and access to the public capital markets. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
•	We will target businesses that are market leaders, with established technologies and attractive financial metrics and/or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities or in generating greater operating efficiencies. While this may include business with a history of revenue growth and profitability, we may also target businesses that are underperforming that that we believe can benefit from our expertise and/or technology.
•	We intend to seek target businesses that have established management teams, but that we believe could benefit from the industry experience and contacts of our management.
•	Middle-market businesses. We believe targeting businesses in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters' ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders' interests than it would have as a privately-held company. It can offer further benefits by augmenting a company's profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position and Flexibility

With funds available for a business combination initially in the amount of $332,925,000, after payment of $12,075,000 of deferred underwriting fees, assuming no redemptions, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the simultaneous private placement of units to our sponsor (the “private units”), our common and preferred equity (if any), new debt, or a combination of these, as the consideration to be paid in effecting a business combination which has not yet been identified. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We will have until January 11, 2023 (or April 11, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by January 11, 2023), to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares of Class A common stock sold in our initial public offering (the “public shares”) for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Subject to our officers' and directors' pre-existing fiduciary duties and the limitation that a target business have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption "Business Strategy," we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We believe based on our combined team's business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our management team. While VectoIQ Holdings II, LLC (our ”sponsor”), executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our sponsor, executive officers and directors believe that the relationships they have developed and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our sponsor, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our executive officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions from our initial public offering and any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. Cowen Investments is under no obligation to present us with potential acquisition targets. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis other than with respect to the Business Combination Marketing Agreement entered into in connection with our initial public offering, we may engage these firms or other individuals in the future, in which event we may pay a finder's fee, consulting fee or other compensation to be determined in an arm's length negotiation based on the terms of the transaction. In no event, however, will our sponsor, executive officers, directors or their respective affiliates be paid any finder's fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 monthly administrative services fee we pay to our sponsor, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses.

Our audit committee reviews and approves all reimbursements and payments made to our sponsor, executive officers, directors or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our sponsor, executive officers, directors or their respective affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our executive officers' and directors' pre-existing fiduciary duties and the limitations that target businesses have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption "Business Strategy," we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;
•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have an aggregate fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business' management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target's management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable as of two business days prior to the consummation of the initial business combination), in each case subject to the limitations described herein. We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek stockholder approval for business or other reasons.

Under Nasdaq rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
•	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
•	the issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC's proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months (or 27 months, as applicable) from the closing of the initial public offering in order to be able to receive a pro rata share of the trust account.

Our sponsor and our executive officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering (collectively with the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination, the “founder shares”) and the shares of common stock underlying the private units, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

Permitted Purchases of Our Securities

None of our sponsor, executive officers, directors, director nominees or their affiliates has indicated any intention to purchase units or shares of common stock in the initial public offering or from persons in the open market or in private transactions. However, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, director nominees, executive officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions. There is no limit on the number of shares or warrants such persons may purchase, or any restriction on the price that they may pay. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event our sponsor, directors, director nominees, executive officers, advisors or any of their affiliates determine to make any such purchases of public shares at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions. If any of our sponsor, directors, director nominees, executive officers, advisors or any of their affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We cannot currently determine whether any of our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as that would be dependent upon several factors, including but not limited to the timing and size of any such purchase. Depending on the circumstances, any of our insiders may decide to make purchases of our securities pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act.

Our sponsor, executive officers, directors, director nominees and their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, executive officers, directors, director nominees or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination.

We do not currently anticipate that purchases of our public shares or public warrants by any of our sponsor, directors, director nominees, executive officers, advisors or any of their affiliates, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of our sponsor, directors, director nominees, officers, advisors or any of their affiliates will purchase shares of our common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares of common stock without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid.

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in "street name," to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using The Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System, at the holder's option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder, or his shares are held in "street name," in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled "We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights" for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company's business combination, the company would distribute proxy materials for the stockholders' vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an "option window" after the consummation of the business combination during which he could monitor the price of the company's stock in the market. If the price rose above the redemption price, he could sell his or her shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a "continuing" right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder's election to redeem his shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete an initial business combination (or 27 months from the closing of this offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of this offering). If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us to fund our working capital requirements (subject to a limit of $250,000 per year) and/or to pay our taxes (which interest shall be net of taxes payable) and up to $100,000 of such net interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

Our sponsor, executive officers, directors and director nominees have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from redeeming their shares of common stock in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months (or 27 months, as applicable) from the closing of this unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us to fund our working capital requirements (subject to a limit of  $250,000 per year) and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 24-month anniversary of the closing of the initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our franchise and income taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our sponsor has waived its rights to participate in any liquidation distribution with respect to the founder shares and private shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to redeem their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Our sponsor will not participate in any redemption distribution from our trust account with respect to such founder shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty-four months from the closing of the initial public offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions, including provisions regarding the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, cannot be amended without the approval of holders of at least 65% of our common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from redeeming or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, executive officers and directors have agreed to waive any redemption rights with respect to any common stock held by them, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

•

we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;

•

if our initial business combination is not consummated within 24 months (or 27 months, as applicable) from the closing of our initial public offering, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

•

we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the initial public offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
•	our obligation to redeem shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;
•	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

VectoIQ Acquisition Corp. II

1354 Flagler Drive

Mamaroneck, NY 10543

Tel: (646) 475-8506

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

In addition, a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. RISK FACTORS

This Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described in this Report together with all of the other information contained in this Report, including our consolidated financial statements and the related notes appearing at the end of this Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.
•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
•	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
•	If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
•	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
•	The requirement that we complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of this offering may give potential target businesses leverage over us in negotiating our initial business combination.
•	If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
•	Our securities may not continue to be listed on the Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, (or 27 months, as applicable) it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
•	If we are unable to complete our initial business combination, our public stockholders may be forced to wait up to 24 months (or 27 months, as applicable) or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

Risks Relating to Our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team's or their affiliates' performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate, and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Please see "Item 1 Business” for additional information. Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our sponsor, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which our sponsor, executive officers, directors and director nominees agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, executive officers, directors and director nominees have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. We expect that our sponsor, executive officers, directors and director nominees, and their permitted transferees will own at least approximately 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation will require us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. These considerations may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of the initial public offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, executive officers, directors and director nominees, have agreed that we must complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the COVID-19 coronavirus and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our sponsor, directors, director nominees, executive officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules), our sponsor, directors, director nominees, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our sponsor, directors, director nominees, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our common stock on Nasdaq following the consummation of an initial business combination.

If our sponsor, directors, director nominees, executive officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public "float" of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your securities, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of the initial public offering or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders' rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a "group" of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in the initial public offering without our prior written consent. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in the initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate for at least 24 months (or 27 months, as applicable) following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least 24 months (or 27 months, as applicable) following the closing of our initial public offering, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.

We could also use a portion of the funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target businesses from "shopping" around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or "no shop" provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present with a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party's engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor's only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and our sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes payable (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of our initial public offering (or 27 months from the closing of this offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of this offering). We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements (subject to a limit of  $250,000 per year) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders' rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of our initial public offering (or 27 months from the closing of this offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of this offering). As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders’ amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The grant of registration rights to our sponsor, executive officers, directors and director nominees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into on the date of our initial public offering, our sponsor, executive officers, directors and director nominees, and their respective permitted transferees, can demand that we register for resale an aggregate of 8,625,000 founder shares and 900,000 private units and underlying securities.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor, executive officers, directors and director nominees, or their respective permitted transferees, are registered for resale.

Because we are not limited to any particular business or specific geographic location or any specific target business, industry or sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business' operations.

Although we intend to focus on the industrial technology, transportation and smart mobility industries, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions from our initial public offering and any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business's operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek acquisition opportunities outside the industrial technology, transportation and smart mobility industries, which may be outside of our management's areas of expertise.

We will consider a business combination outside the industrial technology, transportation and smart mobility industries, which may be outside of our management's areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management's expertise, our management's expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management's expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. For example, Nikola has reported that, following the publication in September 2020 of a research report regarding Nikola by Hindenburg Research that alleged Nikola engaged in deception, Nikola and its officers and directors have received subpoenas from the SEC as part of a fact-finding inquiry, and a number of putative class action lawsuits and purported stockholder derivative actions were brought against Nikola. It is possible that additional lawsuits will be brought or actions taken by the SEC or other regulators as a result of the allegations in the report or the resulting decline in Nikola’s stock price. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

Management's flexibility in identifying and selecting a prospective acquisition candidate, along with our management's financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the Nasdaq listing rules requirement that our initial business combination occur with one or more target businesses or assets that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions from our initial public offering any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management's ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management's flexibility in identifying and selecting a prospective acquisition candidate, along with management's financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Our Board of Directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation will authorize the issuance of 200,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. However, our amended and restated certificate of incorporation provides that we may not issue any additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote as a class with our public shares on an initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred shares:

•	may significantly dilute the equity interest of investors in the initial public offering, who will not have preemption rights in respect of such an issuance;
•	may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our common stock;
•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of our Board of Directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination),(b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction or (d) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company's certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Our initial business combination may involve a jurisdiction that could impose taxes on shareholders.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder in the jurisdiction in which the shareholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to any consummation of redemptions. We do not intend to make any cash distributions to shareholders to pay such taxes. Stockholders may also be subject to withholding taxes or other taxes with respect to their ownership of us after a reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our executive officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such key persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business' management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target's management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target's management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target's key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate's key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate's management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

None of our advisors has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company's business.

While we anticipate that certain of the advisors listed under “Management — Other Advisors” may provide us referrals to potential target businesses, and be available from time to time to consult with us regarding potential business combination opportunities, none of these advisors are required to commit any specified amount of time to our affairs. Even if one of our advisors refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or director nominees, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, director nominees, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Additionally, in light of the involvement of our sponsor, executive officers, directors and director nominees, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our sponsor, executive officers, directors and director nominees are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in "Proposed Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination" and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors, or director nominees, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since each of our sponsor, executive officers, directors and director nominees will lose any investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In August 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Certain members of our management team also have a financial interest in our sponsor. Our sponsor subsequently transferred 15,000 founder shares to each of our independent director nominees. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor and/or its designees purchased 900,000 private units, for an aggregate purchase price of $9,000,000. All of the foregoing private units will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our sponsor, executive officers, directors and director nominees may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders' investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private units provided us with approximately $345,000,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information typically exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We currently anticipate structuring our initial business combination to acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company's stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company's public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company's initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our sponsor, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

We may face risks related to businesses in the industrial technology, transportation and smart mobility industries.

Business combinations with businesses in the industrial technology, transportation and smart mobility industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
•	an inability to manage rapid change, increasing consumer expectations and growth;
•	an inability to build strong brand identity and improve customer satisfaction and loyalty;
•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
•	an inability to deal with our customers' privacy concerns;
•	an inability to attract and retain customers;
•	an inability to license or enforce intellectual property rights on which our business may depend;
•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
•	competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
•	disruption or failure of our networks, systems or technology as a result of computer viruses, "cyber-attacks," misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
•	an inability to obtain necessary hardware, software and operational support; and
•	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the industrial technology, transportation and smart mobility industries. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months (or 27 months, as applicable) from the closing of the initial public offering, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

If we seek stockholder approval of our initial business combination, we intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders' shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this Report) without voting and, if they do vote, regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in "street name," to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System, at the holder's option. In order to obtain a physical stock certificate, a stockholder's broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds, operating businesses and other blank check companies competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company's pre-business combination activity, without approval by holders of a certain percentage of the company's shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company's public shares. Our amended and restated certificate of incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete out initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Subsequent to the initial public offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation. Our sponsor, executive officers and directors collectively beneficially own approximately 21% of our outstanding common stock, and they may participate in any vote to amend amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units and founder shares, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor, executive officers, directors and director nominees have a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our offering, our sponsor, executive officers, directors and director nominees own approximately 21% of the issued and outstanding shares of our common stock. In addition, our sponsor, executive officers, directors or any of their affiliates could determine in the future to make purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our sponsor, as well as all of our executive officers and directors, have agreed to vote the shares of common stock owned by them immediately before the initial public offering, the shares of common stock underlying the private units, as well as any shares of common stock acquired in the initial public offering or in the aftermarket in favor of such proposed business combination.

In addition, our Board of Directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our "staggered" Board of Directors, only a portion of the Board of Directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, the U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Nasdaq may delist our securities from trading on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination.

In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq's initial listing requirements, which are more rigorous than Nasdaq's continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire, and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their whole warrants would entitle the holder to purchase one share of common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a "cashless basis" which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a "cashless basis" provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the issuance of the warrant shares is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential "upside" of the holder's investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management's ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrants (including any warrants held by our sponsor, anchor investor or any of their permitted transferees) to do so on a "cashless basis." If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential "upside" of the holder's investment in our company.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 6,900,000 shares of our common stock as part of the units sold in our initial public offering, and warrants to purchase 900,000 shares of our common stock as part of a private placement. In each case, the warrants are exercisable at a price of $11.50 per whole share of common stock. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

General Risk Factors

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the initial public offering, the trust agreement between us and Continental Stock Transfer and Trust Company, the letter agreements among us and our sponsor, executive officers, directors and director nominees, and the registration rights agreement among us and our sponsor, executive officers, directors and director nominees, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding any taxes payable on interest earned) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 24-month time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an "emerging growth company" within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 1354 Flagler Drive, Mamaroneck, New York 10543. The cost for this space is included in the $10,000 per-month aggregate fee our sponsor will charge us for general and administrative services commencing on the date of the initial public offering pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in the Mamaroneck area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock and one-fifth of one warrant and, since January 7, 2021, has traded on the Nasdaq Capital Market under the symbol “VTIQU.”

As of March 8, 2021 , there were two registered holders of record of our units, one holder of record of our common stock and one holder of record of our warrants, based on information provided by our transfer agent. The actual number of holders is greater than this number of registered record holders, and includes holders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our Initial Public Offering

On January 11, 2021, we consummated our Initial Public Offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the exercise in full of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Cowen and Company LLC and Morgan Stanley & Co LLC served as joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-251510). The registration statements became effective on January 6, 2021.

Of the gross proceeds received from our initial public offering and the private placements of private units, $345,000,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.

Transaction costs amounted to $19,490,626, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $515,626 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 7 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the sections entitled “Risk Factors”," "Business" and the audited consolidated financial statements, including the related notes, appearing elsewhere in this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. As used in this Form 10-K, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “VectoIQ” refer to VectoIQ Acquisition Corp. II.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the period from August 10, 2020 (inception) through December 31, 2020, we had a net loss of $1,802, which consisted of formation expenses.

Liquidity and Capital Resources

Until the consummation of our initial public offering, as described below, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

For the period from August 10, 2020 (inception) through December 31, 2020, we had net cash used in operating activities of $546 for the payment of certain formation expenses and net cash provided by financing activities of $13,110, which consisted of the sale of the Company’s Class B common stock for $25,000 to our sponsor and borrowings of $83,000 pursuant to a promissory note (the “Note”) from our sponsor offset by the payment of deferred offering costs associated with the initial public offering of $94,890.

At December 31, 2020, we had cash of $12,564. We used these funds and borrowings from the Note with the sponsor primarily to funds the costs incurred to complete our initial public offering.

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

Transaction costs amounted to $19,490,626, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $515,626 of other offering costs. In addition, cash of $2,075,000 was held outside of the trust account established in connection with our initial public offering and is available for the payment of offering costs and for working capital purposes. At January 11, 2021, cash of $1,702,728 and net working capital of $1,081,472 were available to fund future operating costs.

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

At January 11, 2021, our Balance Sheet was as follows:

VECTOIQ ACQUISITION CORP. II

BALANCE SHEET

(unaudited)

January 11,
2021
Assets
Current assets:
Cash	$1,702,728
Total current assets	1,702,728

Non-current assets
Cash held in trust account	345,000,000
Prepaid insurance	500,000
Total assets	$347,202,728

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$538,100
Accrued expenses	156
Note payable-related party	83,000
Total current liabilities	621,256
Deferred underwriting fee payable	12,075,000
Total liabilities	12,696,256

Commitments
Class A common stock subject to possible redemption 32,950,647 shares at redemption value at $10 per share	329,506,471

Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 issued and outstanding (including 32,950,647 shares subject to possible redemption)	155
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,001,885
Accumulated deficit	(2,902)
Total shareholders' equity	5,000,001
Total liabilities and shareholders' equity	$347,202,728

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Report of Independent Registered Public Accounting Firm

To the Stockholder and the Board of Directors of VectoIQ Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VectoIQ Acquisition Corp. II (the Company) as of December 31, 2020, the related statement of operations, stockholder’s equity and cash flows for the period from August 10, 2020 (inception) to December 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 10, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

New York, New York

March 29, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VECTOIQ ACQUISITION CORP. II

BALANCE SHEET

December 31,
2020
Assets
Current assets:
Cash	$12,564
Total current assets	12,564

Deferred offering costs associated with initial public offering	436,890
Total assets	$449,454

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$10,500
Accrued expenses	332,756
Note payable-related party	83,000
Total current liabilities	426,256

Commitments

Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(1,802)
Total shareholders' equity	23,198
Total liabilities and shareholders' equity	$449,454

(1) This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$(1,802)
Net loss	$(1,802)

Weighted average shares outstanding, basic and diluted (1)	7,500,000

Basic and diluted net loss per share	$(0.00)

(1) This number excludes up to 1,125,000 shares of Class B common stock subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENT OF STOCKHOLDER'S EQUITY

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-In	Accumulated	Total Stockholder's
	Shares	Amount	Capital	Defucit	Equity
Balance – August 10, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	8,625,000	863	24,137	-	25,000
Net loss	-	-	-	(1,802)	(1,802)
Balance – December 31, 2020	8,625,000	$863	$24,137	$(1,802)	$23,198

(1) This number includes up to 1,125,000 shares of Class B common stock subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(1,802)
Changes in assets and liabilities:
Increase in accrued expenses	1,256
Net cash used in operating activities	(546)

Cash flows from financing activities:
Proceeds from notes payable-related party	83,000
Proceeds from issuance of Class B common stock from Sponsor	25,000
Payments of deferred offering costs associated with intital public offering	(94,890)
Net cash provided by financing activities:	13,110

Net increase in cash	12,564
Cash, beginning of period	-
Cash, end of period	$12,564

Supplemental disclosure of noncash operating and financing activities:
Deferred offering costs inluded in accounts payable and accrued expenses	$342,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is VectoIQ Holdings II, LLC, a Delaware limited liability company (the ‘‘Sponsor’’). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a initial public offering (the ‘‘Initial Public Offering’’) of 30,000,000 units (each, a ‘‘Unit’’ and collectively, the ‘‘Units’’) at $10.00 per Unit (or 34,500,000 units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 900,000 units (each, a ‘‘Private Placement Unit’’ and collectively, the ‘‘Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor that will close simultaneously with the Initial Public Offering. See Note 7 for additional information.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the rules and regulations of the SEC.

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

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, ‘‘Earnings Per Share.’’ Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture by the initial stockholders. At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020, the Company has not exceeded these limits and management believes the Company is not exposed to significant risks on such accounts.

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

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from August 10, 2020 (inception) to December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

On August 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the ‘‘Note’’). This loan is non-interest bearing and is payable on the earlier of March 31, 2021, as amended, or the completion of the Initial Public Offering. As of December 31, 2020, the Company had borrowed $83,000 under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (‘‘Working Capital Loans’’). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

Note 4—Related Party Transactions (Continued)

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. See Note 7 for additional information.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.0 million in the aggregate (or $6.9 million in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Initial Public Offering.

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

Note 6—Stockholder’s Equity

Class A Common Stock—The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of December 31, 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

VECTOIQ ACQUISITION CORP. II

Notes to Financial Statements

Note 7—Subsequent Events (continued)

Transaction costs amounted to $19,490,626, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $515,626 of other offering costs. In addition, cash of $2,075,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. At January 11, 2021, cash of $1,702,728 and net working capital of $1,081,472 were available to fund future operating costs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2020, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission (the "Commission") rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer, or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Changes in internal controls over financial reporting.

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors, officers and director nominees are listed below.

Name	Age	Position
Stephen Girsky*	58	Chief Executive Officer and Director
Mary Chan*	58	President and Chief Operating Officer
Steve Shindler*	57	Chief Financial Officer
Mindy Luxenberg-Grant*	53	Treasurer and Secretary
Rich Bilotti	58	Vice President – Business Development
Julia Steyn	45	Vice President – Business Development
Sarah W. Hallac	56	Director
Richard J. Lynch	72	Director
Sherwin Prior	53	Director
Marc Sulam	58	Director

* Denotes an executive officer.

Stephen Girsky has served as our Chief Executive Officer and Director since August 2020. Mr. Girsky is a Managing Partner of VectoIQ, LLC, an independent advisory firm based in New York. Mr. Girsky has more than 30 years of experience working with corporate board executives, labor leaders, OEM leaders, suppliers, dealers and national policy makers. Mr. Girsky served as President and Chief Executive Officer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020, and continues to serve as a member of Nikola’s Board of Directors (and since September 2020 has served as Chairman of the Board). Mr. Girsky served in a number of capacities at General Motors from November 2009 until July 2014, including Vice Chairman, having responsibility for global corporate strategy, new business development, global product planning and program management, global connected consumer/OnStar, and GM Ventures LLC, Global Research & Development and Global Purchasing and Supply Chain. Mr. Girsky served as Chairman of the Adam Opel AG Supervisory Board from November 2011 to January 2014 and was President of GM Europe from July 2012 to March 2013. He also served on General Motors’ Board of Directors following its emergence from bankruptcy in June 2009 until June 2016. Mr. Girsky has also served as president of Centerbridge Industrial Partners, an affiliate of Centerbridge Partners, LP and a multibillion dollar investment fund, from 2006 to 2009. Prior to Centerbridge, Mr. Girsky served as Special Advisor to the Chief Executive Officer and Chief Financial Officer of General Motors from 2005 to 2006, and prior to that Mr. Girsky served as managing director at Morgan Stanley and as senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team. In addition to Nikola, Mr. Girsky currently serves on the Boards of Directors of United States Steel Corporation and Brookfield Business Partners Limited, the general partner of Brookfield Business Partners, L.P. (NYSE: BBU; TSX BBU.UN), as well as two private companies, Clarios and Valens Semiconductor Ltd. We believe Mr. Girsky is well qualified to serve on our Board of Directors based on his extensive leadership and business experience, together with his strong background in finance and public company governance.

Mary Chan has served as our President and Chief Operating Officer since August 2020. Ms. Chan is a Managing Partner of VectoIQ, LLC. Ms. Chan served as Chief Operating Officer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020. Ms. Chan joined General Motors in 2012 as President, Global Connected Consumer. In that role, she was responsible for building the next generation of connected vehicle product and services. Prior to General Motors, Ms. Chan worked at Dell Inc., where she was Senior Vice President and General Manager of Enterprise Mobility Solutions & Services from 2009 to 2012. At Dell, she was responsible for developing Consumer PC/Gaming products and Enterprise Mobility Application services. Prior to Dell, with over 20 years of wireless infrastructure experience she was the EVP/President Global Wireless Network Group at Alcatel-Lucent and SVP of Wireless R&D at Lucent Technologies Inc. Ms. Chan currently serves on the Boards of Directors of Magna International Inc. (NYSE: MGA), Dialog Semiconductor PLC (ETR: DLG), SBA Communications Corporation (Nasdaq: SBAC) and CommScope (Nasdaq: COMM), as well as one private company, Service King.

Steve Shindler has served as our Chief Financial Officer since August 2020. Mr. Shindler is a Director of NII Holdings, Inc., a provider of differentiated mobile communications services for businesses and high value consumers in Latin America. Mr. Shindler served as Chief Financial Officer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020, and has served on the board of directors of Nikola since September 2020. Mr. Shindler served as Chief Executive Officer of NII from 2012 until August of 2017 as well as from 2000 to 2008. As Chief Executive Officer, Mr. Shindler successfully transformed NII from a start-up operation into a leading wireless provider with nearly 11.5 million subscribers. In his most recent role as Chief Executive Officer of NII, Mr. Shindler guided the company through a financial restructuring that included sales of its core businesses in Mexico, Peru, Argentina, Chile and Brazil, as well as a voluntary petition seeking relief under Chapter 11 of the U.S. Bankruptcy Code in September 2014, where he continued in the Chief Executive Officer role following its emergence from bankruptcy in June 2015. Mr. Shindler joined Nextel Communications, Inc. in 1996 as Executive Vice President and Chief Financial Officer. Prior to joining Nextel, Mr. Shindler was Managing Director of Communications Finance at The Toronto Dominion Bank, one of the largest suppliers of capital to the wireless industry. Mr. Shindler is also a founding partner of RIME Communications Capital, a firm that has invested in early stage media, tech and telco companies.

Mindy Luxenberg-Grant has served as our Treasurer and Secretary since August 2020. Ms. Luxenberg-Grant served as Treasurer of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020. Ms. Luxenberg-Grant is the Chief Financial Officer of VectoIQ LLC. Prior to joining VectoIQ LLC, Ms. Luxenberg-Grant was a Founder and has served as Chief Financial Officer of Headhaul Capital Partners LLC since April 2013. Ms. Luxenberg-Grant was also the Chief Financial Officer of Jefferies Capital Partners LLC and its predecessors from 1997 to 2009. She was a Manager with PricewaterhouseCoopers where she specialized in business assurances and tax services as part of its Entrepreneurial Advisory Services group and serviced exclusively venture capital and private investment fund clients. Ms. Luxenberg-Grant also spent two years as the Chief Financial Officer of Western NIS Enterprise Fund, a venture capital fund which invested in small and medium-sized companies based primarily in the Ukraine.

Rich Bilotti has served as our Vice President — Business Development since September 2020. Mr. Bilotti was the Portfolio Manager for Global Special Situations at P. Schoenfeld Asset Management (“PSAM”) from July 2010 through September 2020. Prior to joining PSAM, Mr. Bilotti was a Managing Director with GSO Capital Partners, where he focused on public and private investments in the media and telecom sectors. From 1994 to 2006 Mr. Bilotti worked at Morgan Stanley, where he held positions as an equity research analyst, Executive Director and most recently Managing Director, focusing on the communications and entertainment industries. Mr. Bilotti has also held positions at Prudential Bache Securities, L.F. Rothschild and Kidder, Peabody.

Julia Steyn has served as our Vice President — Business Development since September 2020. Ms. Steyn is the Chief Commercial Officer of VectoIQ, LLC. Prior to that, Ms. Steyn served as Chief Executive Officer of Bolt Mobility, a pioneer start-up in business-to-business micromobility technology. Previously, Ms. Steyn served as Vice President, Urban Mobility and Chief Executive Officer of Maven at General Motors from 2015 to 2019, where she was responsible for the development of acquisition and organic new mobility strategy. She joined General Motors as Vice President, Corporate Development, Mergers & Acquisitions, in 2012. In her role, Julia oversaw multiple strategic transactions for General Motors, including acquisition of a minority stake in Lyft and a strategic partnership with Opel/PSA. Ms. Steyn was Vice President and Co-Managing Director of Alcoa Corporate Development from 2008 to 2012 and was a Vice President in the Investment Banking Division of Goldman Sachs from 2001 to 2008. She currently serves as an independent director of First Group PLC.

Sarah W. Hallac has served as a director since the completion of the initial public offering.  Ms. Hallac served as a director of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020. Ms. Hallac has served as a consultant for a corporate philanthropic initiative by BlackRock, Inc., an investment management corporation. Ms. Hallac is a retired investment banker from Bear, Stearns and Company, where she spent her entire career in the Financial Analytics and Structured Transactions group. Ms. Hallac was involved in the early days of mortgage securitization including the first Agency Real Estate Mortgage Investment Conduit (REMIC) issued by the Federal National Mortgage Association (FNMA). Ms. Hallac has been published in several books, including The Handbook of Mortgage-Backed Securities. We believe Ms. Hallac is well qualified to serve on our Board of Directors based on her extensive experience in investment banking and evaluating investments.

Richard J. Lynch has served as a director since the completion of the initial public offering. Mr. Lynch served as a director of Vecto I from its incorporation in January 2018 until the consummation of its business combination with Nikola in June 2020. Mr. Lynch has served as President of FB Associates, LLC, a consulting firm that specializes in the telecommunications industry, since October 2011. Prior to that, Mr. Lynch held the positions of Executive Vice President and Chief Technology Officer with Verizon Communications and with Verizon Wireless and its predecessors. Mr. Lynch currently serves as Chairman of the Board of Ribbon Communications Inc. (Nasdaq: RBBN) and a director of Blackberry Limited (NYSE: BB). We believe Mr. Lynch is well qualified to serve on our Board of Directors based on his extensive leadership experience in the technology industry and serving on the Boards of public companies.

Sherwin Prior has served as a director since the completion of the initial public offering. Mr. Prior has over 20 years of experience as a finance and investment professional. He has served as Director of U.S. ventures at Orbia, a venture capital firm, since March 2020. Prior to that, Mr. Prior served as managing partner of Blue Victor Capital, LLC, an early-stage venture capital fund that he co-founded in April 2018. From September 2010 to April 20218 he served as the managing director of GM Ventures LLC, the corporate venture capital arm of General Motors. Mr. Prior’s investment experience also includes work as a buy-side equity analyst for NorthPointe Capital and Morgan Stanley Investment Management in New York. In 2017, Mr. Prior was ranked #14 in the Global Corporate Venturing Rising Stars publication. In 2018, Mr. Prior was recognized as one of the Most Influential Blacks in Corporate America by the SAVOY publication. We believe Mr. Prior is well qualified to serve on our Board of Directors based on his extensive investment, finance and transactional experience.

Marc Sulam has served as a director since the completion of the initial public offering. Mr. Sulam has over 35 years of experience as an investment professional, most recently as the Managing Member of Healy Circle Capital, a long/short equity investment partnership which he founded and managed from 2001 to 2011 and from 2016 until 2019. Prior to founding Healy Circle Capital, he was an equity sell-side analyst at Kidder, Peabody & Co. from 1984 to 1994 and then Donaldson, Lufkin & Jenrette (“DLJ”) from 1994 to 1999. He analyzed the Environmental Services industry, where he was the #1 ranked analyst by the Institutional Investor magazine for seven consecutive years, as well as being ranked as a leading analyst in the Engineering & Construction industry. Following his career in equity research, Mr. Sulam managed DLJ’s domestic equity trading operations which included their listed and OTC trading and sales trading businesses, their New York Stock Exchange floor operations as well as their program trading business. He currently serves on the board of directors of Interstate Waste Services, a leading private solid waste company in the northeast, an advisor to Brightwood Capital as well as being actively involved at Georgetown University, his alma mater. We believe Mr. Sulam is well qualified to serve on our Board of Directors based upon his extensive investment and analytical expertise.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Ms. Hallac and Mr. Sulam will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Girsky, Mr. Lynch and Mr. Prior, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq). Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has two standing committees, an audit committee and a compensation committee. Each of our audit committee and our compensation committee is composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below.

Audit Committee

Upon the completion of the initial public offering, we established an audit committee of the Board of Directors. Mr. Prior, Ms. Hallac and Mr. Sulam serve as members of our audit committee. Mr. Prior serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Prior, Ms. Hallac, and Mr. Sulam are independent.

Each member of the audit committee is financially literate, and our Board of Directors has determined that Mr. Prior qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor's qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor's internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations";
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the completion of the initial public offering, we established a compensation committee of the Board of Directors. The members of our Compensation Committee are Ms. Hallac, Mr. Prior and Mr. Lynch. Mr. Lynch serves as chairman of the compensation committee. We adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by applicable law or stock exchange rules. In accordance with Rule 5605(e)(2) of the Nasdaq listing rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq listing rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor a total of $10,000 per month, which funds are used to pay for office space and general and administrative services. This arrangement is being agreed to by our sponsor for our benefit and is not intended to provide such affiliate compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services.

Except as set forth above, no compensation will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the Board of Directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management's motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
•	each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Approximate Percentage of Common Stock (3)
VectoIQ Holdings II, LLC. (4)	9,465,000	21.5%
Stephen Girsky (4)	9,465,000	21.5%
Mary Chan (5)	-	-
Steve Shindler (5)	-	-
Mindy Luxenberg-Grant (5)	-	-
Sarah W. Hallac	15,000	*
Richard J. Lynch	15,000	*
Sherwin Prior	15,000	*
Marc Sulam	15,000	*
All directors and officers as a group (8 Individuals)	9,525,000	21.6%

* Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 1354 Flagler Drive, Mamaroneck, New York 10543.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Based on 34,500,000 shares of Class A common stock outstanding and 8,625,000 shares of Class B common stock outstanding.
(4)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Stephen Girsky, President and Chief Executive Officer and the manager of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor.
(5)	Ms. Chan, Mr. Shindler and Ms. Luxenberg-Grant hold economic interests in our sponsor and pecuniary interests in the securities held by our sponsor. Each of Ms. Chan, Mr. Shindler and Ms. Luxenberg-Grant disclaims beneficial ownership of such securities except to the extent of his or her pecuniary interest therein.

Subject to certain limited exceptions, our sponsor, executive officers, directors and director nominees have agreed not to transfer, assign or sell any of their founder shares or private units, or the securities underlying the private units, until one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then all of such shares will be released from the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and members) participating in the private placement of the private units, (2) amongst our sponsor or to our officers, directors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder's immediate family or to a trust, the beneficiary of which is a holder or a member of a holder's immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of our securities, (8) by private sales or transfers made in connection with the consummation of the Company's initial business combination at prices no greater than the price at which the applicable securities were originally purchased or (9) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 9) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares, the private units or the securities underlying the private units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Nasdaq requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Upon the effective date of the initial public offering, Ms. Hallac, Mr. Lynch, Mr. Prior and Mr. Sulam are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

On August 31, 2020, we issued an aggregate of 8,625,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. Our sponsor subsequently transferred 15,000 founder shares to each of our initial director nominees.

Subject to certain limited exceptions, our sponsor, executive officers, directors and director nominees have agreed not to transfer, assign or sell any of their private units, or the securities underlying the private units, until 30 days after the date of the consummation of our initial business combination, or any founder shares until one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last reported sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then the founder shares will be released from the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any founder shares.

Our sponsor purchased an aggregate of 900,000 private units at $10.00 per unit. This purchase took place as a private placement simultaneously with the sale of the public units in our initial public offering. Our sponsor has agreed not to transfer, assign or sell any of the private units (including the underlying private placement warrants, the private placement shares and the shares of Class A common stock issuable upon exercise of the private placement warrants) except to certain permitted transferees as described below) until 30 days after the date of the consummation of our initial business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any private shares.

On August 31, 2020, we issued a promissory note to our sponsor in the aggregate principal amount of $200,000. The note contained a drawdown feature such that at any time prior to the consummation of our initial public offering we were able to draw up to an aggregate of $200,000 on the note for general working capital expenses. The note wash non-interest bearing and matured upon the consummation of our initial public offering.

In order to meet our working capital needs following the consummation of our initial public offering, our sponsor, executive officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares issued and outstanding as of the effective date of our initial public offering, as well as the holders of the private units and any units our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement entered into in connection with our initial public offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

An affiliate of our sponsor has agreed that, commencing on the effective date of our initial public offering through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space and general and administrative services, as we may require from time to time. We have agreed to pay the affiliate of our sponsor an aggregate of $10,000 per month for these services.

Other than the foregoing, no compensation or fees of any kind, including finder's, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested "independent" directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested "independent" directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors' and officers' questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq requires that a majority of our board must be composed of "independent directors," which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director. Upon the effective date of the initial public offering, Ms. Hallac, Mr. Lynch, Mr. Prior and Mr. Sulam became our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions are on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to RSM US LLP, or RSM, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by RSM in connection with regulatory filings. The aggregate fees of RSM related to audit services in connection with our initial public offering, interim review, and audit totaled approximately $125,153.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from August 10, 2020 (date of inception) through December 31, 2020, we did not pay RSM any audit-related fees.

Tax Fees. We did not pay RSM any fees for tax return services, planning and tax advice for the period from August 10, 2020 (date of inception) through December 31, 2020.

All Other Fees. We did not pay RSM for any other services for the period from August 10, 2020 (date of inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements
(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)  The following documents are included as exhibits to this Annual Report:

Exhibit Number	Description
1.1	Underwriting Agreement, dated January 6, 2021, between the Registrant and Cowen and Company, LLC.(1)

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2	Bylaws of the Registrant.(2)

4.1	Warrant Agreement, dated January 6, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)

4.2	Description of securities of the Registrant.*

10.1	Letter Agreement, dated January 6, 2021, among the Registrant, VectoIQ Holdings II, LLC, and the Registrant’s officers and directors.(1)

10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)

10.3	Unit Purchase Agreement, dated January 6, 2021, between the Registrant and VectoIQ Holdings II, LLC.(1)

10.4	Registration Rights Agreement, dated January 6, 2021, among the Registrant, VectoIQ Holdings II, LLC, and the Registrant’s other initial stockholders.(1)

10.5	Administrative Services Agreement, dated January 6, 2021, between the Registrant and VectoIQ LLC.

14	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Charter.(2)

99.2	Compensation Committee Charter.(2)

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on December 29, 2020.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VectoIQ Acquisition Corp. II

Dated: March 29, 2021	By:	/s/ Stephen Girsky
Stephen Girsky
Chief Executive Officer

Dated: March 29, 2021	By:	/s/ Steve Shindler
Steve Shindler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2020.

Signatures	Capacity in Which Signed

/s/ Stephen Girsky	Chief Executive Officer and Director (Chairman)
Stephen Girsky	(Principal Executive Officer)

/s/ Steve Shindler	Chief Financial Officer
Steve Shindler	(Principal Financial Officer and Accounting Officer)

/s/ Sarah W. Hallac	Director
Sarah W. Hallac

/s/ Richard J. Lynch	Director
Richard J. Lynch

/s/ Sherwin Prior	Director
Sherwin Prior

/s/ Marc Sulam	Director
Marc Sulam