Form 10-Q
period 2021-03-31
VectoIQ Acquisition Corp. II
filed 2021-05-24
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 24, 2021, there were 35,400,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

VECTOIQ ACQUISITION CORP. II

 Condensed BALANCE SHEET

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,001,691	$12,564
Prepaid expenses	209,399	-
Total current assets	1,211,090	12,564

Non-current assets
Prepaid insurance	250,000	-
Deferred offering costs associated with initial public offering	-	436,890
Cash held in trust account	345,052,237	-
Total assets	$346,513,327	$449,454

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$18,614	$10,500
Accrued expenses	141,502	332,756
Note payable-related party	-	83,000
Total current liabilities	160,116	426,256
Warrant liabilities	10,007,400	-
Deferred underwriting fee payable	12,075,000	-
Total liabilities	22,242,516	426,256

Commitments
Class A common stock subject to possible redemption 31,927,080 shares at redemption value at $10 per share	319,270,800	-

Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 35,400,000 issued and outstanding (including 31,927,080 shares subject to possible redemption)	347	-
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	4,319,386	24,137
Accumulated deficit	679,415	(1,802)
Total shareholders' equity	5,000,011	23,198
Total liabilities and shareholders' equity	$346,513,327	$449,454

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

 Condensed interim STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

General and administrative expenses	$846,420
Net loss from operations	(846,420)

Other income
Interest earned on investment held in Trust Account	52,237
Fair value adjustment to warrant liabilities	1,475,400

Net income	$681,217

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.29

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,300,000

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.99)

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

Condensed STATEMENT OF STOCKHOLDER'S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Defucit	Total Stockholder's Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	-	$-	8,625,000	$863	$24,137	$(1,802)	$23,198
Issuance of Class A common stock, net of underwriting discounts, offering costs, and warrant liabilities	35,400,000	3,540	-	-	323,562,856	-	323,566,396
Class A ordinary shares subject to possible redemption	(31,927,080)	(3,193)	-	-	(319,267,607)	-	(319,270,800)
Net income	-	-	-	-	-	681,217	681,217
Balance – March 31, 2021	3,472,920	$347	8,625,000	$863	$4,319,386	$679,415	$5,000,011

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

 Condensed Interim STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(unaudited)

Cash flows from operating activities:
Net income	$681,217
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(52,237)
Change in fair value of warrant liabilities	(1,475,400)
Changes in assets and liabilities:
Increase in prepaid expenses	(459,399)
Increase in accounts payable	18,614
Increase in accrued expenses	98,246
Net cash used in operating activities	(1,188,959)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Pay-off of notes payable-related party	(83,000)
Proceeds from issuance of Class A units	354,000,000
Payments of offering costs associated with intital public offering	(6,738,914)
Net cash provided by financing activities:	347,178,086

Net increase in cash	989,127
Cash, beginning of period	12,564
Cash, end of period	$1,001,691

Supplemental disclosure of noncash operating and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$329,506,471
Initial classification of warrant liability	$11,482,800
Change in value of Class A ordinary shares subject to possible redemption	$(1,247,129)
Deferred underwriting fee payable	$12,075,000
Offering costs included in accrued expenses	$42,000

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 1 — Description of Organization and Business Operations

VectoIQ Acquisition Corp. II (the “Company”) was incorporated in Delaware on August 10, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the industrial technology, transportation and smart mobility industries, which the Company believes will provide it with access to attractive business combination opportunities. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2021. On January 11, 2021 the Company consummated the initial public offering (the “Initial Public Offering”) of 34,500,000 units (the “Units” and, with respect to the class A common stock included in the Units sold, the “Public Shares”), which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000, which is described in Note 3.

The Company’s sponsor is VectoIQ Holdings II, LLC, a Delaware limited liability company (the “Sponsor”). Simultaneously with the closing of the IPO, the Company consummated the sale, in a private placement, of 900,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000. See Note 4.

Transaction costs amounted to $19,586,126, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $611,126 of other offering costs. Transactions costs amounting to $635,321 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the three months ended March 31, 2021 with the remainder or $18,950,805, recorded as a reduction of additional paid in capital. See Note 8 for additional information. As of January 11, 2021, cash of $2,075,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

On January 11, 2021, $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”). Management agreed that an amount equal to $10.00 per Unit sold in the Initial Public Offering would be held in a trust account (“Trust Account”), located in the United States at Morgan Stanley with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Unless and until the Company completes its initial Business Combination, no funds held in the Trust Account will be available for its use, except the withdrawal of interest earned to fund its working capital requirements (subject to a limit of $250,000 per year) and/or to pay taxes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds will be held in trust until applied toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combinations with one or more target businesses having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account and Delaware franchise tax) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 1 — Description of Organization and Business Operations (Continued)

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if a stockholder vote is held to approve such transaction, only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its Public Shares without voting and, if it does vote, irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination or any amendment to the provisions of the Company’s Amended and Restated Certificate of Incorporation relating to its pre-initial business combination activity and related stockholders’ rights.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Proposed Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering) (as applicable, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (less up to $100,000 of interest to pay dissolution expenses, which interest shall be net of taxes payable by the Company), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject t to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or potentially less in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 2 — Summary of Significant Accounting Policies

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

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

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Amortization or accretion of premiums or discounts is not significant.

Warrant Liabilities

The Company accounts for the warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 2 — Summary of Significant Accounting Policies (Continued)

For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. See Note 8 for additional information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of Class A ordinary shares outstanding for the period. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 7,080,000 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations includes a presentation of income per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted, for the Class A shares issued in connection with the sale of the Private Placement Units and the Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 2 — Summary of Significant Accounting Policies (Continued)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

Net (loss) income	$681,217
Less: Income allocable to Redeemable Class A Ordinary Shares (1)	$(9,919,237)
Adjusted net loss attributable to Class A and Class B common stock	$(9,238,020)
Income/Basic and Diluted Redeemable Class A Ordinary Shares	$0.29
Redeemable Class A Ordinary Shares, Basic and Diluted	34,500,000
(Loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.99)
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	9,300,000

(1)	Amounts includes interest earned on the Trust Account and also includes the fair value of the warrant liability for the public warrants of $9,867,000.

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 34,500,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Units being offered, the “Public Shares”) and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the initial Business Combination. Only whole Public Warrants are exercisable. The Public Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the Company’s completion of an initial Business Combination, or earlier upon redemption or liquidation.

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

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00. The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 3 — Public Offering (Continued)

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 — Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the “fair market value” of the Company’s Class A common stock;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds

●	$10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after the written notice of redemption is given.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of shares of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrant shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 3 — Public Offering (Continued)

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

Note 4 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased an aggregate of 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001, for an aggregate price of $25,000. In 2020, the Sponsor transferred an aggregate of 60,000 Founder Shares to the Company’s initial director nominees. On January 11, 2021, the underwriters fully exercised their over-allotment option, such that none of the Founder Shares remain subject to forfeiture.

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

Private Placement Units

The Sponsor purchased an aggregate of 900,000 Private Placement Units, at a price of $10.00 per Private Placement Unit ($9.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Private Placement Units, the “Private Shares”) and one-fifth of one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Units were added to proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 4 — Related Party Transactions (Continued)

Related Party Loans

On August 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 11, 2021, the Company repaid $83,000 that was borrowed under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of January 11, 2021, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the three months ended March 31, 2021, $23,550 has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. At March 31, 2021, $23,550 is included in accrued expenses for amounts due under the agreement.

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

Note 5 — Commitments

Registration Rights

The Sponsor and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On January 11, 2021, the underwriters fully exercised their over-allotment option and were paid an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate which is included as deferred underwriting fee payable in the accompanying balance sheet. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of March 31, 2021, there were 35,400,000 shares of Class A common stock issued and outstanding, including 31,927,080 shares subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of March 31, 2021, there were 8,625,000 shares of Class B common stock outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, initially on a one-for- one basis. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering (not including the shares of Class A common stock underlying the private placement units) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with the initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7 — Warrant Liability

On January 11, 2021, the Company accounted for its outstanding Public Warrants (see Note 3) and Private Placement Warrants issued in connection with its Initial Public Offering (see Note 4) as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the release of the Securities and Exchange Commission’s “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021, the Company’s management further evaluated the warrants under ASC Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, in consultation with the Company’s audit committee, the Company’s management concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, in consultation with the Company’s audit committee, the Company’s management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its Balance sheet as of January 11, 2021. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. See Note 8 for additional information.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 7 — Warrant Liability (Continued)

	As previously reported	Adjustments	As restated
Balance sheet as of January 11, 2021 (audited)
Warrant Liability	$-	$11,482,800	$11,482,800
Ordinary Shares Subject to Possible Redemption	329,506,471	(11,482,800)	318,023,671
Class A Ordinary Shares	155	96	251
Additional Paid-in Capital	5,001,885	632,127	5,634,012
Accumulated Deficit	(2,902)	(632,223)	(635,125)
Shareholders’ Equity	5,000,001	-	5,000,001

Transactions costs amounting to $632,223 were allocated to the warrant liability and are recorded in general and administrative expenses as of January 11, 2021.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

•	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $345,052,237 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:	Level	March 31, 2021
Cash and marketable securities held in Trust Account	1	$345,052,237

Liabilities:
Warrant Liability – Public Warrants	1	$9,867,000
Warrant Liability – Private Placement Warrants	3	$140,400

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 8 — Fair Value Measurements (Continued)

Initial Measurement

The Company established the initial fair value for the warrants on January 11, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the public warrants and the Modified Black Scholes Model for the private placement warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fifth of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as Class A ordinary shares subject to possible redemption, at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs for fair value on January 11, 2021, were as follows:

	January 11, 2021
	Initial Measurement
Input	Public	Private Placement
Risk-free interest rate	1.58%	1.58%
Expected term	6.08 years	1.08 years
Dividend yield	-	0%
Expected volatility	35%	35%
Exercise price	$11.50	$11.50
Fair value of warrants	$1.63	$1.31

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 8 — Fair Value Measurements (Continued)

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. Fair value as of March 31, 2021 for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3. The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

March 31, 2021
Subsequent Measurement
Input	Private Placement
Risk-free interest rate	1.58%
Expected term	0.87 years
Dividend yield	0%
Expected volatility	37.5%
Exercise price	$11.50
Fair value of warrants	$0.78

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Initial measurement of fair value on January 11, 2021	$11,247,000	$235,800	$11,482,800
Change in valuation inputs or other assumptions	(1,380,000)	(95,400)	(1,475,400)
Fair value as of March 31,2021	$9,867,000	$140,400	$10,007,400

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 8 — Fair Value Measurements (Continued)

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $9,867,000 for the three months ended March 31, 2021.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for investments categorized in Level 3.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

As a result of the restatement described in Note 7 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the three months ended March 31, 2021, we had a net income of $681,217, which consisted of general and administrative expenses of $846,420 offset by the change in the fair value of the warrant liability of $1,475,400 and interest earned on investment held in the trust account of $52,237.

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

Transaction costs amounted to $19,586,126, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $611,126 of other offering costs. Transactions costs amounting to $635,321 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the three months ended March 31, 2021. As of January 11, 2021, cash of $2,075,000 was held outside of the Trust Account and was available for the payment of offering costs and for working capital purposes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, administrative and support services, provided to the Company upon completion of our initial public offering.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the public warrants was estimated using a Monte Carlo simulation approach and the Modified Black Scholes Model for the private placement warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the trust account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per ordinary share, basic and diluted for Class A shares issued in the private placement units and the Class B non-redeemable ordinary shares is calculated by dividing the net income, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $6,900,000 in underwriting discounts and commissions and $611,126 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5 . Other Information.

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

VECTOIQ Acquisition Corp. II

Date: May 24, 2021	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)