Form 10-Q
period 2021-06-30
VectoIQ Acquisition Corp. II
filed 2021-08-09
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39855

VECTOIQ ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2482699
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1354 Flagler Drive

Mamaroneck, NY 10543

(Address of principal executive offices) (Zip Code 10543)

(914) 374-1929

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

As of August 9, 2021 there were 35,400,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

VECTOIQ ACQUISITION CORP. II

CONDENSED BALANCE SHEET

	June 30, 2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$609,951	$12,564
Prepaid expenses	142,432	—
Total current assets	752,383	12,564

Non-current assets
Prepaid insurance	250,000	—
Deferred offering costs associated with initial public offering	—	436,890
Marketable securities and cash held in trust account	345,066,488	—
Total assets	$346,068,871	$449,454

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$104,500	$10,500
Accrued expenses	126,512	332,756
Note payable-related party	—	83,000
Total current liabilities	231,012	426,256
Warrant liabilities	9,557,400	—
Deferred underwriting fee payable	12,075,000	—
Total liabilities	21,863,412	426,256

Commitments
Class A common stock subject to possible redemption 31,920,546 shares at redemption value at $10 per share	319,205,456	—

Shareholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 35,400,000 issued and outstanding (including 31,920,546 shares subject to possible redemption)	348	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	5,064,146	24,137
Accumulated deficit	(65,354)	(1,802)
Total shareholders' equity	5,000,003	23,198
Total liabilities and shareholders' equity	$346,068,871	$449,454

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Six Months	Three Months
	ended June 30,	ended June 30,
	2021	2021
General and administrative expenses	$1,376,025	$529,605
Net loss from operations	(1,376,025)	(529,605)

Other income
Interest earned on investment held in Trust Account	66,488	14,251
Fair value adjustment to warrant liabilities	1,925,400	450,000

Net income (loss)	$615,863	$(65,354)

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.33	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,413,122	9,525,000

Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$(1.14)	$(0.01)

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY

SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

					Additional		Total
					Paid-In	Accumulated	Stockholder's
	Class A Common Stock		Class B Common Stock		Capital	Defucit	Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,802)	$23,198
Issuance of Class A common stock	35,400,000	3,540	—	—	323,562,856	—	323,566,396
Initial classification of Class A ordinary shares subject to possible redemption	(32,950,647)	(3,295)	—	—	(329,503,176)	—	(329,506,471)
Reclassification of warrant liability
Change in value of Class A ordinary shares subject to possible redemption	1,023,567	102	—	—	(1,247,231)		(1,247,129)
Fair value of warrant liability					11,482,800		11,482,800
Net income	—	—	—	—	—	681,217	681,217
Balance – March 31, 2021	3,472,920	$347	8,625,000	$863	$4,319,386	$679,415	$5,000,011
Change in value of Class A ordinary shares subject to possible redemption	6,534	1			744,760	(679,415)	65,346
Net loss	—	—	—	—	—	(65,354)	(65,354)
Balance – June 30, 2021	3,479,454	$348	8,625,000	$863	$5,064,146	$(65,354)	$5,000,003

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(unaudited)

Cash flows from operating activities:
Net income	$615,863
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(66,488)
Change in fair value of warrant liabilities	(1,925,400)
Changes in assets and liabilities:
Increase in prepaid expenses	(392,432)
Increase in accounts payable	104,501
Increase in accrued expenses	83,257
Net cash used in operating activities	(1,580,699)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash flows from financing activities:
Pay-off of notes payable-related party	(83,000)
Proceeds from issuance of Class A units	354,000,000
Payments of offering costs associated with intital public offering	(6,738,914)
Net cash provided by financing activities:	347,178,086

Net increase in cash	597,387
Cash, beginning of period	12,564
Cash, end of period	$609,951

Supplemental disclosure of noncash operating and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$329,506,471
Initial classification of warrant liability	$11,482,800
Change in value of Class A ordinary shares subject to possible redemption	$(1,181,785)
Deferred underwriting fee payable	$12,075,000
Offering costs inluded in accounts payable	$42,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $19,616,726, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $641,726 of other offering costs. Transactions costs amounting to $635,321 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the six months ended June 30, 2021 with the remainder or $18,950,805, recorded as a reduction of additional paid in capital. In addition, as of January 11, 2021, cash of $2,075,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 2 — Summary of Significant Accounting Policies (Continued)

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the ”JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the six and three months ended June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Six Months	Three Months
	ended June 30,	ended June 30,
	2021	2021
Net (loss) income	$615,863	$(65,354)
Less: Income allocable to Redeemable Class A Ordinary Shares (1)	(11,313,488)	(14,251)
Adjusted net loss attributable to Class A and Class B common stock	(10,697,625)	(79,605)
Income/Basic and Diluted Redeemable Class A Ordinary Shares	$0.33	$0.00
Redeemable Class A Ordinary Shares, Basic and Diluted	34,500,000	34,500,000
Income/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.14)	$(0.01)
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	9,413,122	9,525,000

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the six and three months ended June 30, 2021, $53,550 and $30,000, respectively, has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. At June 30, 2021, $53,550 is included in accrued expenses for amounts due under the agreement.

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 35,400,000 shares of Class A common stock issued and outstanding, including 31,920,546 shares subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of June 30, 2021, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 7 — Warrant Liability(Continued)

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

	As previously
	reported	Adjustments	As restated
Balance sheet as of January 11, 2021 (audited)
Warrant Liability	$—	$11,482,800	$11,482,800
Ordinary Shares Subject to Possible Redemption	329,506,471	(11,482,800)	318,023,671
Class A Ordinary Shares	155	96	251
Additional Paid-in Capital	5,001,885	632,127	5,634,012
Accumulated Deficit	(2,902)	(632,223)	(635,125)
Shareholders’ Equity	5,000,001	—	5,000,001

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
●	Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Liabilities:	Level	June 30, 2021
Warrant Liability – Public Warrants	1	$9,453,000
Warrant Liability – Private Placement Warrants	3	$104,400

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 8 — Fair Value Measurements (Continued)

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the warrants on January 11, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the public warrants and the Modified Black Scholes Model for the private placement warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fifth of one Public Warrant) and (ii) the sale of Private Placement Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds recorded as Class A ordinary shares subject to possible redemption, and Class A ordinary shares based on their relative fair values recorded at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model on January 11, 2021, were as follows:

	January 11, 2021
	Initial Measurement
		Private
Input	Public	Placement
Risk-free interest rate	1.58%	1.58%
Expected term to initial business combination (years)	6.08 years	1.08 years
Dividend yield	—	0%
Expected volatility	35%	35%
Exercise price	$11.50	$11.50
Fair value of Warrants	$1.63	$1.31

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. Fair value as of June 30, 2021 for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3. The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

June 30, 2021
Subsequent Measurement
Input	Private Placement
Risk-free interest rate	0.06%
Expected term to initial business combination (years)	0.61 years
Dividend yield	0%
Expected volatility	37.5%
Exercise price	$11.50
Fair value of Warrants	$0.58

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Initial measurement of fair value on January 11, 2021	$11,247,000	$235,800	$11,482,800
Change in valuation inputs or other assumptions	(1,380,000)	(95,400)	(1,475,400)
Fair value as of March 31,2021	9,867,000	140,400	10,007,400
Change in valuation inputs or other assumptions	(414,000)	(36,000)	(450,000)
Fair value as of June 30,2021	$9,453,000	$104,400	$9,557,400

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

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

For the six months ended June 30, 2021, we had a net income of $615,863, which consisted of general and administrative expenses of $1,376,025 offset by the change in the fair value of the warrant liability of $1,925,400 and interest earned on investment held in the trust account of $66,488.

For the three months ended June 30, 2021, we had a net loss of $65,354, which consisted of general and administrative expenses of $529,605 offset by the change in the fair value of the warrant liability of $450,000 and interest earned on investment held in the trust account of $14,251.

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

Transaction costs amounted to $19,616,726, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $641,726 of other offering costs. Transactions costs amounting to $635,321 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the six months ended June 30, 2021. In addition, cash of $2,075,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. At June 30, 2021, cash of $609,951 was available to fund future operating costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the public warrants was estimated using the closing public market price and the Modified Black Scholes Model for the private placement warrants.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2021. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $6,900,000 in underwriting discounts and commissions and $641,726 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5 . Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 6, 2021, between the Company and Cowen and Company, LLC. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
4.1	Warrant Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated January 6, 2021, among the Company, VectoIQ Holdings II, LLC and each of the executive officers, directors and director nominees of the Company. (1)
10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated January 6, 2021, among the Company and certain securityholders. (1)
10.4	Unit Subscription Agreement, dated January 6, 2021, between the Company and VectoIQ Holdings II, LLC.(1)
10.5	Form of Indemnity Agreement. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101)

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-251510), filed with the SEC on December 29, 2020, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOIQ ACQUISITION CORP. II

Date: August 9, 2021	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)