Form 10-Q
period 2021-09-30
VectoIQ Acquisition Corp. II
filed 2021-12-09
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of December 7, 2021 there were 35,400,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

		PAGE #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Balance Sheet as of September 30, 2021 (unaudited) and December 31, 2020	3

	Condensed Statements of Operations for the nine and three months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020 (unaudited)	4

	Condensed Statements of Shareholders’ Equity (Deficit) for the nine and three months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020 (unaudited)	5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from August 10, 2020 (inception) through September 30, 2020 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Controls and Procedures.	26

PART II.	OTHER INFORMATION	27

Item 6.	Exhibits.	28

	Signatures	29

VECTOIQ ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31,
	(unaudited)	2020
Assets
Current assets:
Cash	$853,220	$12,564
Prepaid expenses	73,232	—
Total current assets	926,452	12,564

Non-current assets
Prepaid insurance	250,000	—
Deferred offering costs associated with initial public offering	—	436,890
Marketable securities and cash held in trust account	345,082,283	—
Total assets	$346,258,735	$449,454

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$8,500	$10,500
Accrued expenses	187,950	332,756
Note payable-related party	—	83,000
Total current liabilities	196,450	426,256
Warrant liabilities	5,391,300	—
Deferred underwriting fee payable	12,075,000	—
Total liabilities	17,662,750	426,256

Commitments
Class A common stock subject to possible redemption 34,500,000 shares at redemption value at $10 per share	345,000,000	—

Shareholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 issued and outstanding	90	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(16,404,968)	(1,802)
Total shareholders’ deficit	(16,404,015)	23,198
Total liabilities and shareholders’ deficit	$346,258,735	$449,454

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

(unaudited)

			For the period
			from August 10,
	Nine months	Three months	2020 (inception)
	Ended September 30,	Ended September 30,	through
	2021	2021	September 30, 2020
General and administrative expenses	$1,167,391	$(208,634)	$546
Net (loss) income from operations	(1,167,391)	208,634	(546)

Other income
Interest earned on investment held in Trust Account	82,283	15,795	—
Fair value adjustment to warrant liabilities	6,091,500	4,166,100	—
	6,173,783	4,181,895	—

Net income (loss)	$5,006,392	$4,390,529	$(546)

Weighted average shares outstanding , public shares	34,500,000	34,500,000	—

Basic and diluted net income per share, public shares	$0.88	$0.00	$0.00

Weighted average shares outstanding, private shares	9,450,824	9,525,000	7,500,000

Basic and diluted net income (loss) per share, private shares	$(2.67)	$0.46	$(0.00)

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(unaudited)

					Additional		Total
					Paid-In	Accumulated	Stockholder’s
	Class A Common Stock		Class B Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,802)	$23,198
Issuance of Class A common stock	35,400,000	3,540	—	—	353,996,460	—	354,000,000
Offering costs from initial public offering	—	—	—	—	(18,950,805)	—	(18,950,805)
Fair value of warrant liability	—	—	—	—	(11,482,800)	—	(11,482,800)
Reclassification of shares subject to redemption	(34,500,000)	(3,450)	—	—	(323,586,992)	(21,409,558)	(345,000,000)
Net income	—	—	—	—	—	681,217	681,217
Balance at March 31, 2021, as restated	900,000	90	8,625,000	863	—	(20,730,143)	(20,729,190)
Net loss	—	—	—	—	—	(65,354)	(65,354)
Balance – June 30, 2021, as restated	900,000	90	8,625,000	863	—	(20,795,497)	(20,794,544)
Net income	—	—	—	—	—	4,390,529	4,390,529
Balance – September 30, 2021	900,000	$90	8,625,000	$863	$—	$(16,404,968)	$(16,404,015)

					Additional		Total
					Paid-In	Accumulated	Stockholder’s
	Class A Common Stock		Class B Common Stock		Capital	Deficit	Equity
	Shares	Amount	Shares	Amount
Balance – August 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(546)	(546)
Balance – September 30, 2020	—	$—	8,625,000	$863	$24,137	$(546)	$24,454

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

(unaudited)

		For the period
		from August 10,
		2020 (inception)
	Nine months	through
	ended September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,006,392	$(546)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(82,283)	—
Change in fair value of warrant liabilities	(6,091,500)	—
Changes in assets and liabilities:
Increase in prepaid expenses	(323,232)	546
Increase in accounts payable	8,500	—
Increase in accrued expenses	144,693	—
Net cash used in operating activities	(1,337,430)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash flows from financing activities:
Proceeds from notes payable-related party	—	35,000
Proceeds from issuance of Class B common stock to Sponsor		25,000
Pay-off of notes payable-related party	(83,000)
Proceeds from issuance of Class A units	354,000,000
Payments of offering costs associated with initial public offering	(6,738,914)	(52,250)
Net cash provided by financing activities:	347,178,086	7,750

Net increase in cash	840,656	7,750
Cash, beginning of period	12,564	—
Cash, end of period	$853,220	$7,750

Supplemental disclosure of noncash operating and financing activities:
Initial classification of warrant liability	$11,482,800	$—
Deferred underwriting fee payable	$12,075,000	$—
Offering costs included in accounts payable and accrued expenses	$42,000	$35,500

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2021. On January 11, 2021 the Company consummated the initial public offering (the “Initial Public Offering”) of 34,500,000 units (the “Units” and, with respect to the class A common stock included in the Units sold, the “Public Shares”), which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000. See Note 4.

The Company’s sponsor is VectoIQ Holdings II, LLC, a Delaware limited liability company (the “Sponsor”). Simultaneously with the closing of the IPO, the Company consummated the sale, in a private placement, of 900,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000. See Note 5.

Transaction costs amounted to $19,586,126, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $611,126 other offering costs. Transactions costs amounting to $635,321 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the nine months ended September 30, 2021 with the remainder or $18,950,805, allocated to the Class A common shares sold in the Initial Public Offering. In addition, as of January 11, 2021, cash of $2,075,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

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

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 4) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if a stockholder vote is held to approve such transaction, only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its Public Shares without voting and, if it does vote, irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination or any amendment to the provisions of the Company’s Amended and Restated Certificate of Incorporation relating to its pre-initial business combination activity and related stockholders’ rights.

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

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or potentially less in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business execute agreements (other than the independent registered public accountant) with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 2- Restatement of Previously Issued Financial Statements

On January 11, 2021, the Company accounted for its outstanding Public Warrants (see Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering (see Note 5) as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

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

In addition, in connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration the requirement of the Company’s memorandum and articles of association that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares and determined that the Class A ordinary shares issued during the IPO and pursuant to the exercise of the underwriters’ over-allotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has recorded a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 2- Restatement of Previously Issued Financial Statements (Continued)

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to accrete certain costs in computing earnings per shares.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As previously
	reported	Adjustments	As restated
Balance sheet as of January 11, 2021 (audited)
Warrant Liability	$—	$11,482,800	$11,482,800
Ordinary Shares Subject to Possible Redemption	329,506,471	15,493,529	345,000,000
Class A Ordinary Shares	155	(65)	90
Additional Paid-in Capital	5,001,885	(5,001,885)	—
Accumulated Deficit	(2,902)	(21,974,379)	(21,977,281)
Shareholders’ Equity	5,000,001	(26,976,329)	(21,976,328)

Balance Sheet as of March 31, 2021 (unaudited)
Ordinary Shares Subject to Possible Redemption	319,270,800	25,729,200	345,000,000
Class A ordinary shares	347	(257)	90
Additional paid-in capital	4,319,386	(4,319,386)	—
Accumulated deficit	679,415	(21,409,558)	(20,730,143)
Shareholders’ Equity	5,000,011	(25,729,201)	(20,729,190)

Statement of Operations for the three months March 31, 2021 (unaudited)
Basic and diluted net income per share, public shares	0.29	0.59	0.88
Basic and diluted net loss per share, private	(0.99)	(2.19)	(3.18)

Statement of Cash Flows for the three months March 31, 2021 (unaudited)
Initial value of Class A ordinary shares subject to possible redemption	329,506,471	(329,506,471)	—
Change in value of Class A ordinary shares subject to possible redemption	(1,247,129)	1,247,129	—

Balance Sheet as of June 30, 2021 (unaudited)
Ordinary Shares Subject to Possible Redemption	319,205,456	25,794,544	345,000,000
Class A ordinary shares	348	(258)	90
Additional paid-in capital	5,064,146	(5,064,146)	—
Accumulated deficit	(65,354)	(20,730,143)	(20,795,493)
Shareholders’ Equity	5,000,003	(25,794,547)	(20,794,544)

Statement of Operations for the six and three months ended June 30, 2021 (unaudited)
Basic and diluted net income per share, public shares for six months	0.33	0.55	0.88
Basic and diluted net loss per share, private shares for six months	(1.14)	(2.01)	(3.15)
Basic and diluted net income per share, public shares for three months	0.00	0.00	0.00
Basic and diluted net loss per share, private shares for three months	(0.01)	0.00	(0.01)

Statement of Cash Flows for the three months June 30, 2021 (unaudited)
Initial value of Class A ordinary shares subject to possible redemption	329,506,471	(329,506,471)	—
Change in value of Class A ordinary shares subject to possible redemption	(1,181,785)	1,181,785	—

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 3 — Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Note 3 — Summary of Significant Accounting Policies (Continued)

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

Common Stock Subject to Possible Redemption

As discussed in Note 4, all of the 34,500,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.00 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 3 — Summary of Significant Accounting Policies (Continued)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the nine and three months ended September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 7,080,000 ordinary shares issuable upon exercise of the Public Warrants and Private Placement Warrants in the calculation of diluted loss per share, since the exercise of such warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share.

As of September 30, 2021, the Company has 34,500,000 Class A ordinary public shares subject to possible redemption, 900,000 Class A ordinary shares and 8,625,000 Class B ordinary shares or 9,525,000 private shares. For the nine months and three months ended September 30, 2021, net income is adjusted for the effects of accretion to ordinary shares subject to possible redemption, reflective of the respective participation rights, between the two classes of ordinary shares.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 3 — Summary of Significant Accounting Policies (Continued)

The net income (loss) per share presented in the statements of income is based on the following:

	Nine months	Three months
	ended Sptember 30,	ended Sptember 30,
	2021	2021
Total income	5,006,392	4,390,529
Accretion of temporary equity to redemption value	(30,197,805)	—
Interest income	(82,283)	(15,795)
Net loss including accretion of temporary equity to redemption value	(25,273,696)	4,374,734

					For the period from
	Nine months ended September 30,		Three months ended September 30,		August 10, 2020 (inception)
	2021		2021		through September 30, 2020
	Public Shares	Private shares	Public Shares	Private shares	Public Shares Private shares
Basic and diluted net income per share:
Numerator:
Allocation of net income including accretion of temporary equity (1)	$30,280,088	$(25,273,696)	$15,795	$4,374,734	—	(546)
Accretion of temporary equity to redemption value	—	—	—	—	—	—
Allocation of net income (loss)	30,280,088	(25,273,696)	15,795	4,374,734	—	(546)
Denominator:
Weighted-average shares outstanding	34,500,000	9,450,824	34,500,000	9,525,000	—	7,500,000
Basic and diluted net income (loss) per share:	$0.88	$(2.67)	$0.00	$0.46	—	$(0.00)

Recent Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Public Offering

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

Note 4 — Public Offering (Continued)

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

Note 4 — Public Offering (Continued)

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

Note 5 — Related Party Transactions

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

Private Placement Units

The Sponsor purchased an aggregate of 900,000 Private Placement Units, at a price of $10.00 per Private Placement Unit ($9.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Private Placement Units, the “Private Shares”) and one-fifth of one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 4). A portion of the proceeds from the Private Placement Units were added to proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 5 — Related Party Transactions (Continued)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the nine and three months ended September 30, 2021, $83,550 and $30,000, respectively, has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. At September 30, 2021, $83,550 is included in accrued expenses for amounts due under the agreement.

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

Note 6 — Commitments

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

Underwriting Agreement

On January 11, 2021, the underwriters fully exercised their over-allotment option and were paid an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate which is included as deferred underwriting fee payable in the accompanying balance sheet as of September 30, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 7 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 35,400,000 shares of Class A common stock issued and outstanding, including 34,500,000 shares subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Liabilities:	Level	September 30, 2021
Warrant Liability – Public Warrants	1	$5,333,700
Warrant Liability – Private Placement Warrants	3	$57,600

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

VECTOIQ ACQUISITION CORP. II

Notes to Condensed Interim Financial Statements

Note 8 — Fair Value Measurements (Continued)

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. Fair value as of September 30, 2021 for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3. The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

September 30, 2021
Subsequent Measurement
Input	Private Placement
Risk-free interest rate	0.04%
Expected term to initial business combination (years)	0.36 years
Dividend yield	0%
Expected volatility	38.0%
Exercise price	$11.50
Fair value of Units	$0.32

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Initial measurement of fair value on January 11, 2021	$11,247,000	$235,800	$11,482,800
Change in valuation inputs or other assumptions	(1,380,000)	(95,400)	(1,475,400)
Fair value as of March 31, 2021	9,867,000	140,400	10,007,400
Change in valuation inputs or other assumptions	(414,000)	(36,000)	(450,000)
Fair value as of June 30,2021	9,453,000	104,400	9,557,400
Change in valuation inputs or other assumptions	(4,119,300)	(46,800)	(4,166,100)
Fair value as of September 30,2021	$5,333,700	$57,600	$5,391,300

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

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the nine months ended September 30, 2021, we had a net income of $5,006,392, which consisted of general and administrative expenses of $1,617,391 offset by a reimbursement for consulting fees of $450,000 classified as a reduction in general and administrative expenses, the change in the fair value of the warrant liability of $6,091,500 and interest earned on investment held in the trust account of $82,283.

For the three months ended September 30, 2021, we had net income of $4,390,529, which consisted of general and administrative expenses of $241,366 offset by a reimbursement for consulting fees of $450,000 classified as a reduction in general and administrative expenses, the change in the fair value of the warrant liability of $4,166,100 and interest earned on investment held in the trust account of $15,795.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, as described below, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On January 6, 2021, the registration statement for the Company’s Initial Public Offering was declared effective. On January 11, 2021, the Company consummated the initial public offering of 34,500,000 units and, with respect to the class A common stock included in the Units sold, the Public Shares, which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company sold, in a private placement, 900,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000.

Transaction costs amounted to $19,586,126, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $611,126 of other offering costs. Transactions costs amounting to $635,321 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the nine months ended September 30, 2021. In addition, cash of $2,075,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. At September 30, 2021, cash of $853,220 was available to fund future operating costs.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the 34,500,000 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. Accordingly, 34,500,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.00 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Net Loss per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period as calculated using the two-class method. At September 30, 2021, we had outstanding warrants to purchase up to 7,080,000 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net loss per common share since the exercise of the warrants is contingent upon the occurrence of future events. Earnings and losses are shared pro rata between the two classes of common shares.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to a material weaknesses in analyzing complex financial instruments including warrant liabilities and redeemable Class A ordinary shares as temporary equity. Also, the Company did not properly account for the accretion of certain costs in computing earnings per share. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on May 24, 2021 and August 9, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on January 19,2021, and restated on the Form 10-Q filed with the SEC on May 24, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity. Additionally, the Company did not properly account for the accretion of certain costs in computing earnings per share and did not classify certain of its warrants as liabilities. It is noted that the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of these material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Other then as noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

VECTOIQ ACQUISITION CORP. II

Date: December 9, 2021	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2021	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)