Form 10-K
period 2021-12-31
VectoIQ Acquisition Corp. II
filed 2022-04-15
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(Zip Code)

(646) 475-8506

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Class A Common stock, $0.0001 par value per share	VTIQ	Nasdaq Capital Market
Warrants to purchase one share of Common Stock	VTIQW	Nasdaq Capital Market
Units, each consisting of one share of Common Stock and one-fifth of one Warrant	VTIQU	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April [ ], 2022
Class A common stock, $0.0001 par value per share	35,400,000 shares
Class B common stock, $0.0001 par value per share	8,625,000 shares

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute "forward-looking statements" for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipate," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predict," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including their industry and geographic location;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the trust account not being subject to claims of third parties;
●	failure to list or delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities; or
●	our financial performance.

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

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management or any of their affiliates’ performance as indicative of our future performance.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s expertise. Our selection process is expected to leverage our management team’s contacts in the industrial technology, automotive and smart mobility industries globally, which we believe will provide us with access to attractive business combination opportunities in these industries. Our management team has experience:

●	managing and operating businesses in the industrial technology, automotive and smart mobility industries;
●	developing and growing companies, both organically and through acquisitions and investments;
●	evaluating and managing the growth of new products and technologies;
●	identifying, recruiting and mentoring management personnel;
●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams; and
●	accessing the capital markets across various business cycles.

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

●	Focus on industrial technology, transportation and smart mobility business positioned to benefit from our management team’s extensive experience and contacts in these sectors. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the target industry.
●	Emphasis on companies that can benefit from a public listing and access to the public capital markets. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.
●	We will target businesses that are market leaders, with established technologies and attractive financial metrics and/or prospects, where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities or in generating greater operating efficiencies. While this may include business with a history of revenue growth and profitability, we may also target businesses that are underperforming that that we believe can benefit from our expertise and/or technology.
●	We intend to seek target businesses that have established management teams, but that we believe could benefit from the industry experience and contacts of our management.
●	Middle-market businesses. We believe targeting businesses in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team.

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

Competitive Strengths

We believe we have the following competitive strengths:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

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

Subject to our officers’ and directors’ pre-existing fiduciary duties and the limitation that a target business have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Except for the general criteria and guidelines set forth above under the caption "Business Strategy," we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our management team. While VectoIQ Holdings II, LLC (our ”sponsor”), executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our sponsor, executive officers and directors believe that the relationships they have developed and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our sponsor, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our executive officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions from our initial public offering and any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. Cowen Investments is under no obligation to present us with potential acquisition targets. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis other than with respect to the Business Combination Marketing Agreement entered into in connection with our initial public offering, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, executive officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 monthly administrative services fee we pay to our sponsor, the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to our executive officers’ and directors’ pre-existing fiduciary duties and the limitations that target businesses have an aggregate fair market value of at least 80% of the balance in the trust account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption "Business Strategy," we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;
●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the company competes.

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

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

Under Nasdaq rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination.

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

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in "street name," to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

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

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an "option window" after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his or her shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a "continuing" right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to redeem his shares is irrevocable once the business combination is approved.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete an initial business combination (or 27 months from the closing of the offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the offering). If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us to fund our working capital requirements (subject to a limit of $250,000 per year) and/or to pay our taxes (which interest shall be net of taxes payable) and up to $100,000 of such net interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us to fund our working capital requirements (subject to a limit of  $250,000 per year) and/or to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 24-month anniversary of the closing of the initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions, including provisions regarding the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, cannot be amended without the approval of holders of at least 65% of our common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from redeeming or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, executive officers and directors have agreed to waive any redemption rights with respect to any common stock held by them, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;
●	if our initial business combination is not consummated within 24 months (or 27 months, as applicable) from the closing of our initial public offering, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in the initial public offering on any matter.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;
●	our outstanding warrants, and the potential future dilution they represent.

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

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

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

ITEM 1A. RISK FACTORS

This Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described in this Report together with all of the other information contained in this Report, including our consolidated financial statements and the related notes appearing at the end of this Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.
●	Certain of our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of the initial public offering may give potential target businesses leverage over us in negotiating our initial business combination.

●	If we seek stockholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.
●	Our securities may not continue to be listed on the Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, (or 27 months, as applicable) it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	If we are unable to complete our initial business combination, our public stockholders may be forced to wait up to 24 months (or 27 months, as applicable) or longer before redemption from our trust account. In addition, our public stockholders may only receive a pro rata portion of the amount then in the trust account (which may be less than $10.00 per share) (whether or not the underwriters’ over-allotment option is exercised in full) on our redemption, and our warrants will expire worthless.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash available to us of $733,875 held outside the trust account and total current liabilities of $1,927,431. Further, we expect to continue to incur significant costs in pursuit of our acquisition plans. Our management’s plans to address this need for capital are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Past performance by our management team may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

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

The requirement that we complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

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

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months (or 27 months, as applicable) from the closing of the initial public offering or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of the initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

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

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations. In 2021, lawsuits were instituted against several other special purpose acquisition companies, alleging breach of certain provisions of the Investment Company Act and asserting that those companies are subject to the Investment Company Act.

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

We must complete our initial business combination within 24 months from the closing of our initial public offering (or 27 months from the closing of the offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the offering). We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur. If we have not completed our initial business combination within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund our working capital requirements (subject to a limit of  $250,000 per year) (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of our initial public offering (or 27 months from the closing of the offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of the offering). As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders’ amounts owed to them by us.

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

Because we are not limited to any particular business or specific geographic location or any specific target business, industry or sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on the industrial technology, transportation and smart mobility industries, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions from our initial public offering and any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

We may seek acquisition opportunities outside the industrial technology, transportation and smart mobility industries, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the industrial technology, transportation and smart mobility industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Subject to the Nasdaq listing rules requirement that our initial business combination occur with one or more target businesses or assets that together have an aggregate fair market value of at least 80% of the value of the trust account (excluding the deferred underwriting commissions from our initial public offering any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

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

Our amended and restated certificate of incorporation will authorize the issuance of 200,000,000 shares of Class A common stock, 20,000,000 shares of Class B common stock and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. However, our amended and restated certificate of incorporation provides that we may not issue any additional shares of capital stock that would entitle the holders thereof to receive funds from the trust account or vote as a class with our public shares on an initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred shares:

●	may significantly dilute the equity interest of investors in the initial public offering, who will not have preemption rights in respect of such an issuance;
●	may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our common stock;
●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

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

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction or (d) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, our amended and restated certificate of incorporation will provide that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

None of our advisors has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

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

Since each of our sponsor, executive officers and directors will lose any investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In August 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Certain members of our management team also have a financial interest in our sponsor. Our sponsor subsequently transferred 15,000 founder shares to each of our independent directors. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased 900,000 private units, for an aggregate purchase price of $9,000,000. All of the foregoing private units will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our sponsor, executive officers, directors and director nominees may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We currently anticipate structuring our initial business combination to acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our sponsor, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

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

Business combinations with businesses in the industrial technology, transportation and smart mobility industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve customer satisfaction and loyalty;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our customers’ privacy concerns;
●	an inability to attract and retain customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, "cyber-attacks," misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

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

If we seek stockholder approval of our initial business combination, we intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

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

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in "street name," to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete out initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Subsequent to the initial public offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation. Our sponsor, executive officers and directors collectively beneficially own approximately 21% of our outstanding common stock, and they may participate in any vote to amend amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination.

In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a "cashless basis" provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the issuance of the warrant shares is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential "upside" of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this Report have been satisfied, our management will have the option to require any holder that wishes to exercise his, her or its warrants (including any warrants held by our sponsor, anchor investor or any of their permitted transferees) to do so on a "cashless basis." If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential "upside" of the holder’s investment in our company.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In light of the SEC Staff Statement, we evaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

We are an "emerging growth company" and a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our securities less attractive to investors.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in Item 9A of this Annual Report on Form 10-K, our management has determined that our disclosure controls and procedures were not effective as of December 31, 2021, due to material weaknesses in our internal control over financial reporting related to analyzing complex financial instruments, including warrant liabilities and redeemable Class A ordinary shares as temporary equity, and accounting for the accretion of certain costs in computing earnings per share, and our failure to record an accrual relating to a contingent fee arrangement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.

We have implemented, and expect to continue to implement, enhancements to our internal control system to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We can give no assurance that the measures we have taken or will take to remediate these material weakness surrounding ourhistorical financial statements will prevent any future material weaknesses or deficiencies in internal control over financial reporting or that we will not face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. In the future, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of financial statement and any additional remediation measures may be time consuming and costly.

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

As of April 13, 2022 , there were two registered holders of record of our units, one holders of record of our common stock and one holder of record of our warrants, based on information provided by our transfer agent. The actual number of holders is greater than this number of registered record holders, and includes holders who are beneficial owners, but whose shares are held in “street name” by brokers and other nominees.

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

Use of Proceeds from our Initial Public Offering

On January 11, 2021, we consummated our Initial Public Offering of 34,500,000 units, including the issuance of 4,500,000 units as a result of the exercise in full of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit, generating total gross proceeds of $345,000,000. Cowen and Company LLC and Morgan Stanley & Co LLC served as joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-251510 and 333-251189). The registration statements became effective on January 6, 2021.

Of the gross proceeds received from our initial public offering and the private placements of private units, $345,000,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.

Transaction costs amounted to $19,570,579, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $595,579 other offering costs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the year ended December 31, 2021, we had a net income of $1,320,925, which consisted of a fair value adjustment to warrant liabilities of $4,352,898, interest income on marketable securities held in the Trust Account of $122,968 offset by general and administrative expenses of $3,154,941 which includes legal expenses of $1,500,000.

For the period from August 10, 2020 (inception) through December 31, 2020, we had a net loss of $1,802, which consisted of general and administrative expenses.

Liquidity and Capital Resources

On January 11, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 34,500,000 units (the “Units” and, with respect to the class A common stock included in the Units sold, the “Public Shares”), which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale, in a private placement, of 900,000 units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000.

For the year ended December 31, 2021, cash used in operating activities was $795,000. Net income of $1,320,925 was decreased by $4,352,898 for the change in fair value of warrant liabilities, $122,968 of interest earned on investments held in the trust account and increased by $687,798 related to offering costs attributable to warrant liabilities and $1,672,143 of changes in operating assets and liabilities.

For the year ended December 31, 2021, net cash used in investing activities was $345,000,000 which represents proceeds from the initial public offering deposited in the trust account and net cash provided by financing activities of $346,516,311 which consisted of the net proceeds from the sale of the class A Units of $346,599,311 offset by the repayment of borrowings of $83,000 pursuant to a promissory note from our sponsor.

We intend to use substantially all of the funds held in our trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay our taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash available to us of $733,875 held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsors or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until January 11, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 11, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to January 11, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-21 following Item 15, which comprise a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures were not effective, due to (i) the material weakness in our internal control over financial reporting related to analyzing complex financial instruments, including warrant liabilities and redeemable Class A ordinary shares as temporary equity, and accounting for the accretion of certain costs in computing earnings per share, previously disclosed in our quarterly report for the quarter ended September 30, 2021, and (ii) our failure to record an accrual relating to a contingent fee arrangement, constituting an additional material weakness. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the material weaknesses described above. In light of the material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in internal controls over financial reporting.

Other than as described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors, officers and director nominees are listed below.

Name	Age	Position
Stephen Girsky*	59	Chief Executive Officer and Director
Mary Chan*	59	President and Chief Operating Officer
Steve Shindler*	58	Chief Financial Officer
Mindy Luxenberg-Grant*	54	Treasurer and Secretary
Rich Bilotti	59	Vice President – Business Development
Julia Steyn	46	Vice President – Business Development
Sarah W. Hallac	57	Director
Richard J. Lynch	73	Director
Sherwin Prior	54	Director
Marc Sulam	59	Director

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

We adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor's qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing the independent auditor's internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations";
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Upon the completion of the initial public offering, we established a compensation committee of the Board of Directors. The members of our Compensation Committee are Ms. Hallac, Mr. Prior and Mr. Lynch. Mr. Lynch serves as chairman of the compensation committee. We adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer's compensation, evaluating our Chief Executive Officer's performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of [ ], 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
●	each of our executive officers, directors and director nominees that beneficially owns shares of common stock; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and Nature
	of	Approximate
	Beneficial	Percentage of
Name and Address of Beneficial Owner (1)	Ownership (2)	Common Stock (3)
VectoIQ Holdings II, LLC. (4)	9,465,000	21.5%
Stephen Girsky (4)	9,465,000	21.5%
Mary Chan (5)	—	—
Steve Shindler (5)	—	—
Mindy Luxenberg-Grant (5)	—	—
Sarah W. Hallac	15,000	*
Richard J. Lynch	15,000	*
Sherwin Prior	15,000	*
Marc Sulam	15,000	*
All directors and officers as a group (8 Individuals)	9,525,000	21.6%
Five Percent or More Holders and Certain Other Holders:
Apollo Credit Strategies Master Fund Ltd.(6)	2,631,923	7.6%

* Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 1354 Flagler Drive, Mamaroneck, New York 10543.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.
(3)	Based on 35,400,000 shares of Class A common stock outstanding and 8,625,000 shares of Class B common stock outstanding.
(4)	Represents shares held by our sponsor. The shares held by our sponsor are beneficially owned by Stephen Girsky, President and Chief Executive Officer and the manager of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor.
(5)	Ms. Chan, Mr. Shindler and Ms. Luxenberg-Grant hold economic interests in our sponsor and pecuniary interests in the securities held by our sponsor. Each of Ms. Chan, Mr. Shindler and Ms. Luxenberg-Grant disclaims beneficial ownership of such securities except to the extent of his or her pecuniary interest therein.
(6)	According to a Schedule 13G filed with SEC on January 21, 2021 by (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (xi) Apollo Capital Management, L.P. (“Capital Management”); (xii) Apollo Capital Management GP, LLC (“Capital Management GP”); (xiii) Apollo Management Holdings, L.P. (“Management Holdings”); and (xiv) Apollo Management Holdings GP, LLC (“Management Holdings GP”) (foregoing collectively referred to as the “Reporting Persons”), (a) Atlas may be deemed to beneficially own 169,220 shares of Class A common stock of the Company; (b) Atlas Management may be deemed to beneficially own 169,220 shares of Class A common stock of the Company; (c) PPF Credit Strategies may be deemed to beneficially own 341,638 shares of Class A common stock of the Company; (d) Credit Strategies may be deemed to beneficially own 2,631,923 shares of Class A common stock of the Company; (e) ST Management may be deemed to beneficially own 2,631,923 shares of Class A common stock of the Company; (f) ST Operating may be deemed to beneficially own 2,631,923 shares of Class A common stock of the Company; (g) ST Capital may be deemed to beneficially own 2,631,923 shares of Class A common stock of the Company; (h) ST Management Holdings may be deemed to beneficially own 2,631,923 shares of Class A common stock of the Company; (i) A-N Credit may be deemed to beneficially own 198,857 shares of Class A common stock of the Company; (j) A-N Credit Management may be deemed to beneficially own 198,857 shares of Class A common stock of the Company; (k) Capital Management may be deemed to beneficially own 3,000,000 shares of Class A common stock of the Company; (l) Capital Management GP may be deemed to beneficially own 3,000,000 shares of Class A common stock of the Company;

(m) Management Holdings may be deemed to beneficially own 3,000,000 shares of Class A common stock of the Company; (n) Management Holdings GP may be deemed to beneficially own 3,000,000 shares of Class A common stock of the Company. Atlas Management serves as the investment manager of Atlas. Credit Strategies is the sole member of PPF Credit Strategies. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. Capital Management serves as the sole member of Atlas Management and A-N Credit Management, and as the sole member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. The principal office of each of Atlas, PPF Credit Strategies and A-N Credit is One Manhattanville Road, Suite 201, Purchase, New York 10577. The principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The principal office of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

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

The holders of our founder shares issued and outstanding as of the effective date of our initial public offering, as well as the holders of the private units and any units our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement entered into in connection with our initial public offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities.. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum, LLP or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for Marcum, related to audit services for the year ended December 31, 2021 totaled approximately $46,350.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum any fees for tax return services, planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.

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

(3)	The following documents are included as exhibits to this Annual Report:
Exhibit Number	Description
1.1	Underwriting Agreement, dated January 6, 2021, between the Registrant and Cowen and Company, LLC.(1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

Exhibit Number	Description
3.2	Bylaws of the Registrant.(2)
4.1	Warrant Agreement, dated January 6, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)
4.2	Description of securities of the Registrant.*
10.1	Letter Agreement, dated January 6, 2021, among the Registrant, VectoIQ Holdings II, LLC, and the Registrant’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)
10.3	Unit Purchase Agreement, dated January 6, 2021, between the Registrant and VectoIQ Holdings II, LLC.(1)
10.4	Registration Rights Agreement, dated January 6, 2021, among the Registrant, VectoIQ Holdings II, LLC, and the Registrant’s other initial stockholders.(1)
10.5	Administrative Services Agreement, dated January 6, 2021, between the Registrant and VectoIQ LLC.(1)
14	Code of Ethics.(3)
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

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 12, 2021.

(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on December 29, 2020.

VECTOIQ ACQUISITION CORP ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

VectoIQ Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VectoIQ Acquisition Corp. II (the “Company”) as of December 31, 2021, the related statement of operations, changes in stockholders’ deficit and cash flows for the year then ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business by January 11, 2023, then the Company will cease all operations except for the purpose of liquidating.  This date for mandatory liquidation and subsequent dissolution combined with uncertainty as to whether the Company has sufficient liquidity to fund operations through the liquidation date or thereafter should a deferral occur raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of VectoIQ Acquisition Corp. II for the period from August 10, 2020 (inception) through December 31, 20X0, were audited by other auditors and their report thereon dated March 29, 2021, which expressed an unqualified opinion on those financial statements. Their report, as of the same date, on stated that, in their opinion, such information was fairly stated in all material respects in relation to the financial statements for the year ended December 31, 2020, as a whole.

ss

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

PCAOB ID 688

New York, NY

April 15, 2022

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

/s/ RSM US LLP

We have served as the Company's auditor from 2020 to January 14, 2022.

New York, New York

March 29, 2021

VECTOIQ ACQUISITION CORP. II

BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

Assets
Current assets:
Cash	$733,875	$12,564
Prepaid expenses	254,032	—
Total current assets	987,907	12,564

Non-current assets
Deferred offering costs associated with initial public offering	—	436,890
Cash and marketable securities held in trust account	345,122,968	—
Total assets	$346,110,875	$449,454

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$110,656	$10,500
Accrued expenses	1,816,775	332,756
Note payable-related party	—	83,000
Total current liabilities	1,927,431	426,256
Warrant liabilities	5,948,676	—
Deferred underwriting fee payable	12,075,000	—
Total liabilities	19,951,107	426,256

Commitments
Class A common stock subject to possible redemption 34,500,000 shares at redemption value at $10 per share	345,000,000	—

Shareholders' (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	90	—
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital		24,137
Accumulated (deficit) equity	(18,841,185)	(1,802)
Total shareholders' (deficit) equity	(18,840,232)	23,198
Total liabilities and shareholders' (deficit) equity	$346,110,875	$449,454

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2021, AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$3,154,941	$1,802
Net loss from operations	(3,154,941)	(1,802)

Other income
Interest earned on investment held in Trust Account	122,968	—
Fair value adjustment to warrant liabilities	4,352,898	—
	4,475,866	—

Net income (loss)	$1,320,925	$(1,802)

Weighted average shares outstanding of Class A redeemable ordinary shares	33,554,795	—

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.03	$(0.00)

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,469,521	7,500,000

Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.03	$(0.00)

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENT OF STOCKHOLDER'S (DEFICIT) EQUITY

YEAR ENDED DECEMBER 31, 2021, AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

					Additional		Total
	Class A Common		Class B Common		Paid-In	Accumulated	Stockholder's
	Stock		Stock		Capital	(Deficit)	(Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,802)	$23,198
Issuance of Class A common stock	900,000	90	—	—	8,999,910	—	9,000,000
Fair value of private placement warrant liability	—	—	—	—	(271,044)	—	(271,044)
Excess fair value over consideration of the anchor investors investment in the sponsor	—	—	—	—	3,946,407	—	3,946,407
Remeasurement of shares subject to redemption	—	—	—	—	(12,699,410)	(20,160,308)	(32,859,718)
Net income	—	—	—	—	—	1,320,925	1,320,925
Balance – December 31, 2021	900,000	$90	8,625,000	$863	$—	$(18,841,185)	$(18,840,232)

					Additional		Total
	Class A Common		Class B Common		Paid-In	Accumulated	Stockholder's
	Stock		Stock		Capital	(Deficit)	Equity
	Shares	Amount	Shares	Amount
Balance – August 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(1,802)	(1,802)
Balance – December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,802)	$23,198

The accompanying notes are an integral part of these financial statements.

VECTOIQ ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM AUGUST 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,320,925	$(1,802)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(122,968)	—
Change in fair value of warrant liabilities	(4,352,898)	—
Offering costs attributable to warrant liability	687,798
Changes in assets and liabilities:
Increase in prepaid expenses	(254,032)	—
Increase in accounts payable	110,656	—
Increase in accrued expenses	1,815,519	1,256
Net cash used in operating activities	(795,000)	(546)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash flows from financing activities:
Proceeds from notes payable-related party	—	83,000
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Pay-off of notes payable-related party	(83,000)	—
Proceeds from issuance of Class A units	354,000,000	—
Payments of offering costs associated with initial public offering	(7,400,689)	(94,890)
Net cash provided by financing activities:	346,516,311	13,110

Net increase in cash	721,311	12,564
Cash, beginning of period	12,564	—
Cash, end of period	$733,875	$12,564

Supplemental disclosure of noncash operating and financing activities:
Remeasurement of shares subject to redemption	$32,859,718	$—
Excess fair value over consideration of the anchor investors investment in the sponsor	$3,946,407	$—
Initial classification of warrant liability	$10,301,574	$—
Deferred underwriting fee payable	$12,075,000	$—
Offering costs inluded in accounts payable and accrued expenses	$—	$342,000

The accompanying notes are an integral part of these financial statements.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 1 — Organization, Business Operations and Liquidity

Organization and General

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the Initial Public Offering (as defined below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2021. On January 11, 2021 the Company consummated the initial public offering (the “Initial Public Offering”) of 34,500,000 units (the “Units” and, with respect to the class A common stock included in the Units sold, the “Public Shares”), which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000. See Note 3.

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

Two qualified institutional accredited investors that are not affiliated with the Company, the Sponsor, the Company’s directors or any member of the Company’s management (“Anchor Investors”) each expressed to the Company an interest in purchasing an aggregate of 5,985,000 units sold in the IPO, at the offering price of $10.00, for an aggregate of $59,850,000 of units offered. In addition to the investment in the IPO, the Anchor Investors purchased membership units in the Sponsor that entitled them to an economic right in a total of 204,744 Class A Units and 597,871 Founders’ shares.

The Company estimated the aggregate fair value of the economic right to be $6,112,963. The excess of the economic right over the consideration paid by the Anchor Investors amounted to $4,064,692 of which the Company allocated $118,285 to the Public Warrants, as defined below (see Note 3), which is included in accumulated deficit in accordance with Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”.

Transaction costs amounted to $19,570,579, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $595,579 other offering costs. Transactions costs amounting to $569,513 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the year ended December 31, 2021 with the remainder or $19,001,066, allocated to the Class A common shares sold in the Initial Public Offering. In addition, as of January 11, 2021, cash of $2,075,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 1 — Organization, Business Operations and Liquidity (continued)

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

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 1 — Organization, Business Operations and Liquidity (continued)

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

Initial Business Combination

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash of $733,875 held outside of the Trust Account and available for working capital purposes.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 1 — Organization, Business Operations and Liquidity (continued)

If the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until January 11, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 11, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to January 11, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented and prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $345,102,999 at December 31, 2021. Amortized cost of these marketable securities amounted to $345,122,968 at December 31, 2021.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $39,483 for year ended December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, as of December 31, 2021, offering costs totaling $19,570,579, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $595,579 other offering costs. Transactions costs amounting to $569,513 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the year ended December 31, 2021 with the remainder or $19,001,066, allocated to the Class A common shares sold in the Initial Public Offering. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies (continued)

Shares Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders' equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders' equity section of the Company’s balance sheet.

All of the 34,500,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. At December 31, 2021, the Class A Ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:

Redeemable ordinary share issuance costs	(18,882,781)
Proceeds allocated to Public Warrants	(10,030,530)
Excess fair value over consideration of the anchor investors investment in the sponsor	(3,946,407)

lus:
Accretion of carrying value to redemption value	32,859,718
Class A common stock subject to possible redemption	$345,000,000

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies (continued)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, "Derivatives and Hedging". Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrant Liability

The Company accounts for the 7,080,000 warrants issued in connection with the Initial Public Offering (the 6,900,000 Public Warrants and the 180,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Stock Based Compensation

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date the Initial Public Offering was considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.  The value of the transferred Founders Shares on the grant date of September 4, 2020 was minimal, as such no stock-based compensation expense has been recognized.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares, which are referred to as outstanding for the period. As of December 31, 2021, the Company had 34,500,000 Class A common public shares subject to possible redemption, 900,000 Class A common private shares and 8,625,000 Class B common shares. Earnings and losses are shared pro rata between the two classes of private shares or 9,525,000 private shares. The calculation of diluted net income per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 7,080,000 shares of Class A common stock in the aggregate. At December 31, 2021, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the year ended December 31, 2021 and for the period from August 10, 2020 (Inception) through December 31, 2020.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 2 — Summary of Significant Accounting Policies (continued)

For the year ended December 31, 2021 and for the period from August 10, 2020 (Inception) through December 31, 2020, net income per common share is as follows:

			Period from August 10,
			2020 (Inception)
			through December 31,
	Year ended December 31, 2021		2020
	Public Shares	Private Shares	Public Shares	Private Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,030,193	$290,732	—	$(1,802)

Denominator
Weighted-average shares outstanding	33,554,795	9,469,521	—	7,500,000
Basic and diluted net income per share	$0.03	$0.03	$—	$(0.00)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

The Company’s management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on the Company’s financial statements.

VectoIQ Acquisition Corp II

Notes to Financial Statements

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

VectoIQ Acquisition Corp II

Notes to Financial Statements

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

VectoIQ Acquisition Corp II

Notes to Financial Statements

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

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 4 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor purchased an aggregate of 8,625,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001, for an aggregate price of $25,000, or $.0029 per share. On September 4, 2020, the Company’s initial director nominees purchased 60,000 Founder Shares from the Sponsor for $176, or $.0029 per share. On January 11, 2021, the underwriters fully exercised their over-allotment option, such that none of the Founder Shares remain subject to forfeiture.

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

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 4 — Related Party Transactions (continued)

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the year ended December 31, 2021, $116,775 has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. At December 31, 2021, $116,775 is included in accrued expenses for amounts due under the agreement.

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

Note 5 — Commitments

Registration Rights

The Sponsor and the Company’s executive officers, directors and director nominees and their permitted transferees will be entitled to demand that the Company register for resale the Founder Shares, the Private Placement Units and underlying securities and any securities issued upon conversion of Working Capital Loans. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

Underwriting Agreement

On January 11, 2021, the underwriters fully exercised their over-allotment option and were paid an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate which is included as deferred underwriting fee payable in the accompanying balance sheet as of December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 35,400,000 and 0 shares of Class A common stock issued and outstanding, respectively. At December 31, 2021, 34,500,000 shares were subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Liabilities:	Level	December 31, 2021
Warrant Liability – Public Warrants	1	$5,796,000
Warrant Liability – Private Placement Warrants	3	$152,676

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 7 — Fair Value Measurements (continued)

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

The key inputs into the Monte Carlo simulation model on January 11, 2021, were as follows:

	January 11, 2021
	Initial Measurement
		Private
Input	Public	Placement
Risk-free interest rate	0.39%	0.39%
Expected term to initial business combination (years)	1.50 years	1.50 years
Dividend yield	—	—
Expected volatility	23.84%	23.84%
Exercise price	$11.50	$11.50
Fair value of Units	$1.4537	$1.5058

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. Fair value as of December 31, 2021 for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3. The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

December 31, 2021
Subsequent Measurement
Input	Private Placement
Risk-free interest rate	1.11%
Expected term to initial business combination (years)	0.47 years
Dividend yield	0%
Expected volatility	17.0%
Exercise price	$11.50
Fair value of Units	$0.8482

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Warrant liabilities measured with level 3 inputs at January 1, 2021:	$—
Issuance of public and private warrants at January 11, 2021	10,301,574
Public Warrants reclassified to level 1(1)	(15,180,000)
Change in fair value	5,031,102
Fair Value at December 31, 2021 – private warrants	$152,676
(1)	Assumes the Public Warrants were reclassified on March 5, 2021

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 7 — Fair Value Measurements (continued)

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

Note 8 – Income Taxes

As of December 31, 2021, the Company’s net deferred tax assets are as follows:

Deferred tax asset:
Organizational costs/Startup expenses	$476,100
Federal net operating loss	16,177
Total deferred tax asset	492,277
Valuation allowance	(492,277)
Deferred tax asset, net of allowance	$—

The income tax benefit for the year ended December 31, 2021 consists of the following:

Federal:
Current	$—
Deferred	(492,277)

State:
Current	—
Deferred	—
Change in valuation allowance	492,277
Income tax provision	$—

As of December 31, 2021, the Company has approximately $77,032 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $492,277.

VectoIQ Acquisition Corp II

Notes to Financial Statements

Note 8 – Income Taxes (continued)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
Change in fair value of warrant liabilities	(69.2)%
Offering costs attributable to warrant liabilities	10.9%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	37.3%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination. The Company's tax returns for the year ended December 31, 2021, remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

VectoIQ Acquisition Corp. II

Dated: April 15, 2022	By:
Stephen Girsky
Chief Executive Officer

Dated: April 15, 2022	By:
Steve Shindler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2020.

Signatures	Capacity in Which Signed

Chief Executive Officer and Director (Chairman)
Stephen Girsky	(Principal Executive Officer)

Chief Financial Officer
Steve Shindler	(Principal Financial Officer and Accounting Officer)

Director
Sarah W. Hallac

Director
Richard J. Lynch

Director
Sherwin Prior

Director
Marc Sulam