Form 10-K/A
period 2021-12-31
VectoIQ Acquisition Corp. II
filed 2022-04-21
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

VectoIQ Acquisition Corp. II (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2021 (this "Amendment") solely to amend the signature page to provide conformed signatures, which were inadvertently omitted from the original Form 10-K filed on April 15, 2022 (the "Original Form 10-K"). In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company's filings with the SEC subsequent to the filing of the Original Form 10-K.

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

(3)	The following documents are included as exhibits to this Annual Report:
Exhibit Number	Description
1.1	Underwriting Agreement, dated January 6, 2021, between the Registrant and Cowen and Company, LLC.(1)
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)

Exhibit Number	Description
3.2	Bylaws of the Registrant.(2)
4.1	Warrant Agreement, dated January 6, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)
4.2	Description of securities of the Registrant.*(3)
10.1	Letter Agreement, dated January 6, 2021, among the Registrant, VectoIQ Holdings II, LLC, and the Registrant’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)
10.3	Unit Purchase Agreement, dated January 6, 2021, between the Registrant and VectoIQ Holdings II, LLC.(1)
10.4	Registration Rights Agreement, dated January 6, 2021, among the Registrant, VectoIQ Holdings II, LLC, and the Registrant’s other initial stockholders.(1)
10.5	Administrative Services Agreement, dated January 6, 2021, between the Registrant and VectoIQ LLC.(1)
14	Code of Ethics.(3)
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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Audit Committee Charter.(2)
99.2	Compensation Committee Charter.(2)
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	The coverage page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on January 12, 2021.
(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on December 29, 2020.
(3)	Incorporated by reference to an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021.

67

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

VectoIQ Acquisition Corp. II

Dated: April 21, 2022	By:	/s/ Stephen Girsky
Stephen Girsky
Chief Executive Officer

Dated: April 21, 2022	By:	/s/ Steve Shindler
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