Form 10-Q
period 2022-03-31
VectoIQ Acquisition Corp. II
filed 2022-05-16
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022 there were 35,400,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

VECTOIQ ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets
Current assets:
Cash	$322,091	$733,875
Prepaid expenses	243,660	254,032
Total current assets	565,751	987,907

Non-current assets
Cash and marketable securities held in trust account	345,165,271	345,122,968
Total assets	$345,731,022	$346,110,875

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$82,269	110,656
Accrued expenses	1,716,275	1,816,775
Total current liabilities	1,798,544	1,927,431
Warrant liabilities	3,186,054	5,948,676
Deferred underwriting fee payable	12,075,000	12,075,000
Total liabilities	17,059,598	19,951,107

Commitments
Class A common stock subject to possible redemption 34,500,000 shares at redemption value at $10 per share	345,000,000	345,000,000

Shareholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 issued and outstanding excluding 34,500,000 shares subject to possible redemption	90	90
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,329,529)	(18,841,185)
Total shareholders’ deficit	(16,328,576)	(18,840,232)
Total liabilities and shareholders’ deficit	$345,731,022	$346,110,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2022	2021, as restated
General and administrative expenses	$293,269	$914,444
Loss from operations	(293,269)	(914,444)

Other income
Interest earned on investment held in Trust Account	42,303	52,237
Fair value adjustment to warrant liabilities	2,762,622	294,174
	2,804,925	346,411

Net income (loss)	$2,511,656	$(568,033)

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	30,666,667

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.06	$(0.01)

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,525,000	9,300,000

Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF SHAREHOLDER’S DEFICIT

Three Months ended March 31, 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	900,000	$90	8,625,000	$863	$—	$(18,841,185)	$(18,840,232)
Net income	—	—	—	—	—	2,511,656	2,511,656
Balance – March 31, 2022 (unaudited)	900,000	$90	8,625,000	$863	$—	$(16,329,529)	$(16,328,576)

Three Months ended March 31, 2021, as restated

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,802)	23,198
Issuance of Class A common stock	900,000	90	—	—	8,999,910	—	9,000,000
Fair value of private placement warrant liability	—	—	—	—	(271,044)	—	(271,044)
Excess fair value over consideration of the anchor investors investment in the sponsor	—	—	—	—	3,946,407	—	3,946,407
Remeasurement of shares subject to redemption	—	—	—	—	(12,699,410)	(20,160,308)	(32,859,718)
Net loss	—	—	—	—	—	(568,033)	(568,033)
Balance – March 31, 2021 (unaudited)	900,000	$90.00	8,625,000	$863	$—	$(20,730,143)	$(20,729,190)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2022	2021, as restated
Cash flows from operating activities:
Net income (loss)	$2,511,656	$(568,033)
Adjustments to reconcile net income to net cash used in operating activities:	—	—
Interest earned on investment held in Trust Account	(42,303)	(52,237)
Change in fair value of warrant liabilities	(2,762,622)	(294,174)
Offering costs attributable to warrant liability	—	687,798
Changes in assets and liabilities:	—	—
(Increase) decrease in prepaid expenses	10,372	(459,399)
Increase (decrease) in accounts payable	(28,387)	18,614
Increase (decrease) in accrued expenses	(100,500)	113,793
Net cash used in operating activities	(411,784)	(553,638)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash flows from financing activities:
Proceeds from notes payable-related party	—	(83,000)
Proceeds from issuance of Class A units	—	354,000,000
Payments of offering costs associated with initial public offering	—	(7,374,235)
Net cash provided by financing activities:	—	346,542,765

Net change in cash	(411,784)	989,127
Cash, beginning of period	733,875	12,564
Cash, end of period	$322,091	$1,001,691

Supplemental disclosure of noncash operating and financing activities:
Remeasurement of shares subject to redemption	$—	$32,859,718
Excess fair value over consideration of the anchor investors investment in the sponsor	$—	$3,946,407
Initial classification of warrant liability	$—	$10,301,574
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the Initial Public Offering (as defined below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

The Company estimated the aggregate fair value of the economic right to be $6,112,963. The excess of the economic right over the consideration paid by the Anchor Investors amounted to $4,064,692 of which the Company allocated $118,285 to the Public Warrants, as defined below (see Note 4), which is included in accumulated deficit in accordance with Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering”.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001, sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 5) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if a stockholder vote is held to approve such transaction, only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem its Public Shares without voting and, if it does vote, irrespective of whether it votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination or any amendment to the provisions of the Company’s Amended and Restated Certificate of Incorporation relating to its pre-initial business combination activity and related stockholders’ rights.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash of $322,091 held outside of the Trust Account and available for working capital purposes.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Note 2- Restatement of Previously Issued Financial Statements

In preparation of the Company’s audited financial statements as of and for year ended December 31, 2021, the Company determined the underlying assumptions in valuing the warrant liabilities as of January 11, 2021, needed to change.  The total impact of the change in valuation of the warrant liabilities as of January 11, 2021, amounted to $1,181,226 which was recorded as a credit to accumulated deficit. As a result of the change, the Company reduced the change in fair value of the warrant liabilities in the Statement of Operations by that amount during the three months ended March 31, 2021. In addition, as of December 31, 2021, the Company recorded legal fees amounting to $1,500,000 for services provided during the due diligence process for a potential Business Combination and additional Offering costs attributable to warrant liability of $68,024.

As discussed in Note 1, the Company estimated the aggregate fair value of the economic right attributable to the Anchor Investors amounted to be $6,112,963. The excess of the economic right over the consideration paid by the Anchor Investors amounted to $4,064,692. See Note 3 for additional information related to this change.

The following tables contains the financial information for the periods previously reported and have been updated to reflect the restatement of the Company’s financial statements. The restatements do not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the IPO. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the three quarterly period ended September 30, 2021. The financial information that has been previously filed or otherwise reported for the three quarterly periods ended September 30, 2021 is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information for the quarterly periods ended September 30, 2021 contained in such previously filed report should no longer be relied upon.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

	As previously
	reported	Adjustments	As restated
Balance sheet as of January 11, 2021 (audited)
Warrant Liability	$11,482,800	$(1,181,226)	$10,301,574
Accumulated Deficit	(21,977,281)	1,181,226	(20,796,055)
Shareholders’ Equity	(21,976,328)	1,181,226	(20,795,102)

Statement of Operations for the three months March 31, 2021 (unaudited)
General and administrative expenses	(846,420)	(68,024)	(914,444)
Fair value adjustment to warrant liabilities	1,475,400	(1,181,226)	294,174
Net income (loss)	681,217	(1,249,250)	(568,033)
Basic and diluted net income (loss) per share, public shares	0.88	(0.89)	(0.01)
Weighted average shares outstanding of public shares	34,500,000	(3,833,333)	30,666,667
Basic and diluted net (loss) per private shares	(3.18)	3.17	(0.01)
Weighted average shares outstanding of private shares	9,300,000	—	9,300,000

Statement of Cash Flows for the three months March 31, 2021 (unaudited)
Net income (loss)	681,217	(1,249,250)	(568,033)
Change in fair value of warrant liabilities	(1,475,400)	1,181,226	(294,174)
Offering costs attributable to warrant liability	—	687,798	687,798
Increase in accrued expenses	98,246	15,547	113,793
Net cash used in operating activities	(1,188,959)	635,321	(553,638)
Payments of offering costs associated with initial public offering	(6,738,914)	(635,321)	(7,374,235)
Net cash provided by financing activities:	347,178,086	(635,321)	346,542,765

Supplemental disclosure of noncash operating and financing activities:
Initial classification of warrant liability	11,482,800	(1,181,226)	10,301,574
Offering costs included in accounts payable	42,000	(15,547)	26,453

Balance Sheet at June 30, 2021 (unaudited)
Accrued expenses	126,512	425,000	551,512
Total current liabilities	231,012	425,000	656,012
Total liabilities	21,863,412	425,000	22,288,412
Accumulated deficit	(20,795,494)	(425,000)	(21,220,494)
Shareholders’ Equity	(20,794,541)	(425,000)	(21,219,541)

Statement of Operations for the three months ended June 30, 2021 (unaudited)
General and administrative expenses	(529,605)	(425,000)	(954,605)
Net loss	(65,354)	(425,000)	(490,354)
Basic and diluted net loss per share, public shares	(0.00)	(0.01)	(0.01)
Weighted average shares outstanding of public shares	34,500,000	—	34,500,000
Basic and diluted net loss per private shares	(0.01)	0.00	(0.01)
Weighted average shares outstanding of private shares	9,525,000	—	9,525,000

Statement of Operations for the six months ended June 30, 2021 (unaudited)
General and administrative expenses	(1,376,025)	(493,024)	(1,869,049)
Fair value adjustment to warrant liabilities	1,925,400	(1,181,226)	744,174
Net income (loss)	615,863	(1,674,250)	(1,058,387)
Basic and diluted net income (loss) per share, public shares	0.88	(0.91)	(0.03)
Weighted average shares outstanding of public shares	34,500,000	(1,906,077)	32,593,923
Basic and diluted net loss per private shares	(3.15)	3.12	(0.03)
Weighted average shares outstanding of private shares	9,413,122	—	9,413,122

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Net income (loss)	615,863	(1,674,250)	(1,058,387)
Change in fair value of warrant liabilities	(1,925,400)	1,181,226	(744,174)
Offering costs attributable to warrant liability	—	687,798	687,798
Increase in accrued expenses	83,257	440,547	523,804
Net cash used in operating activities	(1,580,699)	635,321	(945,378)
Payments of offering costs associated with initial public offering	(6,738,914)	(635,321)	(7,374,235)
Net cash provided by financing activities:	347,178,086	(635,321)	346,542,765

Supplemental disclosure of noncash operating and financing activities:
Initial classification of warrant liability	11,482,800	(1,181,226)	10,301,574
Offering costs included in accounts payable	42,000	(15,547)	26,453

Balance Sheet at September 30, 2021 (unaudited)
Accrued expenses	187,950	1,375,000	1,562,950
Total current liabilities	196,450	1,375,000	1,571,450
Total liabilities	17,662,750	1,375,000	19,037,750
Accumulated deficit	(16,404,968)	(1,375,000)	(17,779,968)
Shareholders’ Equity	(16,404,015)	(1,375,000)	(17,779,015)

Statement of Operations for the three months ended September 30, 2021 (unaudited)
General and administrative expenses	208,634	(950,000)	(741,366)
Net income	4,390,529	(950,000)	3,440,529
Basic and diluted net income per share, public shares	0.00	0.08	0.08
Weighted average shares outstanding of public shares	34,500,000	—	34,500,000
Basic and diluted income loss per private shares	0.46	(0.38)	0.08
Weighted average shares outstanding of private shares	9,525,000	—	9,525,000

Statement of Operations for the nine months ended September 30, 2021 (unaudited)
General and administrative expenses	(1,167,391)	(1,443,024)	(2,610,415)
Fair value adjustment to warrant liabilities	6,091,500	(1,181,226)	4,910,274
Net income	5,006,392	(2,624,250)	2,382,142
Basic and diluted net income per share, public shares	0.88	(0.82)	0.06
Weighted average shares outstanding of public shares	34,500,000	(1,263,736)	33,236,264
Basic and diluted net income (loss) per private shares	(2.67)	2.73	0.06
Weighted average shares outstanding of private shares	9,450,824	—	9,450,824

Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)
Net income	5,006,392	(2,624,250)	2,382,142
Change in fair value of warrant liabilities	(6,091,500)	1,181,226	(4,910,274)
Offering costs attributable to warrant liability	—	687,798	687,798
Increase in accrued expenses	144,693	1,390,547	1,535,240
Net cash used in operating activities	(1,337,430)	635,321	(702,109)
Payments of offering costs associated with initial public offering	(6,738,914)	(635,321)	(7,374,235)
Net cash provided by financing activities:	347,178,086	(635,321)	346,542,765

Supplemental disclosure of noncash operating and financing activities:
Initial classification of warrant liability	11,482,800	(1,181,226)	10,301,574
Offering costs included in accounts payable	42,000	(42,000)	—

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

securities amounted to $345,161,665 and $345,102,999 as of March 31, 2022 and December 31, 2021, respectively. Amortized cost of these marketable securities amounted to $345,165,271 and $345,122,968 as of March 31, 2022 and December 31, 2021, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $42,303 and $52,237 for three months ended March 31, 2022 and 2021, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, as of December 31, 2021, offering costs totaling $19,570,579, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $595,579 other offering costs. Transactions costs amounting to $569,513 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the year ended December 31, 2021 with the remainder or $19,001,066, allocated to the Class A common shares sold in the Initial Public Offering. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

Shares Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of Class A common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s shares of Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

All of the 34,500,000 shares of Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of Class A common stock subject to redemption to be classified outside of permanent equity. Therefore, all shares of Class A common stock have been classified outside of permanent equity.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid in capital and accumulated deficit. At March 31, 2022 and December 31, 2021, the Shares of Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Redeemable Class A common stock issuance costs	(18,882,781)
Proceeds allocated to Public Warrants	(10,030,530)
Excess fair value over consideration of the anchor investors investment in the sponsor	(3,946,407)

Plus:
Remeasurement of carrying value to redemption value	32,859,718
Class A common stock subject to possible redemption	$345,000,000

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of Class A common stock is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock, which are referred to as outstanding for the period. As of March 31, 2022, the Company had 34,500,000 Class A common public shares subject to possible redemption, 900,000 Class A common private shares and 8,625,000 Class B common shares. Earnings and losses are shared pro rata between the two classes of private shares or 9,525,000 private shares. The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 7,080,000 shares of Class A common stock in the aggregate. At March 31, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the three months ended March 31, 2022 and 2021.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

For the three months ended March 31, 2022 and 2021, net income (loss) per common share is as follows:

	Three months ended March 31,2022		Three months ended March 31,2021, as restated
	(unaudited)		(unaudited)
	Public Shares	Private Shares	Public Shares	Private Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$1,968,248	$543,408	$(435,855)	$(132,178)

Denominator
Weighted-average shares outstanding	34,500,000	9,525,000	30,666,667	9,300,000
Basic and diluted net income per share	$0.06	$0.06	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00. The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported closing price of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Private Placement Units

The Sponsor purchased an aggregate of 900,000 Private Placement Units, at a price of $10.00 per Private Placement Unit ($9.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Private Placement Units, the “Private Shares”) and one-fifth of one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 5). A portion of the proceeds from the Private Placement Units were added to proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units or the securities underlying the Private Placement Units until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the three months ended March 31, 2022 and 2021, $30,000 and $23,550 has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. As of March 31, 2022 and December 31, 2021, $146,775 and $116,775 were included in accrued expenses for amounts due under the agreement.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Underwriting Agreement

On January 11, 2021, the underwriters fully exercised their over-allotment option and were paid an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate which is included as deferred underwriting fee payable in the accompanying balance sheet as of March 31, 2022 and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and 2021, there were 35,400,000 shares of Class A common stock issued and outstanding, respectively. At March 31, 2022 and December 31, 2021, 34,500,000 shares were subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 8 — Fair Value Measurements

The following table presents fair value information as of March 31 2022 and December 31, 2021, for the Company’s warrant liability that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a Modified Black Scholes Model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. . On March 5,  2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

			December 31,
Liabilities:	Level	March 31, 2022	2021
Warrant Liability – Public Warrants	1	$3,105,000	$5,796,000
Warrant Liability – Private Placement Warrants	3	$81,054	$152,676

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The warrants are measured at fair value on a recurring basis. Fair value as of March 31, 2022 and December 31, 2021 for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3. The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.11%
Expected term to initial business combination (years)	0.50 years	0.47 years
Dividend yield	0%	0%
Expected volatility	7.8%	17.0%
Exercise price	$11.50	$11.50
Fair value of Units	$0.4503	$0.8482

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

Private Placement
Warrants
Initial measurement of fair value on December 31, 2021	$152,676
Change in valuation inputs or other assumptions	(71,622)
Fair value as of March 31, 2022	$81,054

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022, were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2022, we had a net income of $2,511,656, which consisted of the change in the fair value of the warrant liability of 2,762,622 and interest earned on investment held in the trust account of $42,303 offset by general and administrative expenses of $293,269.

For the three months ended March 31, 2021, we had a net loss of $568,033, which consisted of general and administrative expenses of $914,444 offset by the change in the fair value of the warrant liability of $294,174 and interest earned on investment held in the trust account of $52,237.

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

For the three months ended March 31, 2022, cash used in operating activities was $411,784. Net income of $2,511,656 was decreased by $2,762,622 for the change in the fair value of the warrant liability, and interest earned on investment held in the trust account of $42,303 and $118,515 of changes in operating assets and liabilities.

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

As of March 31, 2022, we had cash available to us of $322,091 held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as shareholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended March 31, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to (i) the material weakness in our internal control over financial reporting related to analyzing complex financial instruments, including warrant liabilities and redeemable Class A common stock as temporary equity, and accounting for the accretion of certain costs in computing earnings per share, previously disclosed in our quarterly report for the quarter ended September 30, 2021, and (ii) our failure to record an accrual relating to a contingent fee arrangement, constituting an additional material weakness. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on April 21, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following amended and restated risk factor:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
4.1	Warrant Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Letter Agreement, dated January 6, 2021, among the Company, VectoIQ Holdings II, LLC and each of the executive officers, directors and director nominees of the Company. (1)
10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.3	Registration Rights Agreement, dated January 6, 2021, among the Company and certain securityholders. (1)
10.4	Unit Subscription Agreement, dated January 6, 2021, between the Company and VectoIQ Holdings II, LLC.(1)
10.5	Form of Indemnity Agreement. (2)
10.6	Underwriting Agreement, dated January 6, 2021, between the Company and Cowen and Company, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File, formatted in Inline XBRL (contained in Exhibit 101)

*Filed herewith.

**Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-251510), filed with the SEC on December 29, 2020, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOIQ ACQUISITION CORP. II

Date: May 16, 2022	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)