Form 10-Q
period 2022-06-30
VectoIQ Acquisition Corp. II
filed 2022-08-12
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022 there were 35,400,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

VECTOIQ ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$108,781	$733,875
Prepaid expenses	195,787	254,032
Total current assets	304,568	987,907

Non-current assets
Cash and marketable securities held in trust account	345,888,519	345,122,968
Total assets	$346,193,087	$346,110,875

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,000	110,656
Accrued expenses	1,850,197	1,816,775
Total current liabilities	1,855,197	1,927,431
Warrant liabilities	1,557,654	5,948,676
Deferred underwriting fee payable	12,075,000	12,075,000
Total liabilities	15,487,851	19,951,107

Commitments
Class A common stock subject to possible redemption 34,500,000 shares at redemption value at $10 per share	345,000,000	345,000,000

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 issued and outstanding excluding 34,500,000 shares subject to possible redemption	90	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(14,295,717)	(18,841,185)
Total stockholders’ equity	(14,294,764)	(18,840,232)
Total liabilities and stockholders’ equity	$346,193,087	$346,110,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$606,459	$1,869,049	$313,190	$954,605
Net loss from operations	(606,459)	(1,869,049)	(313,190)	(954,605)

Other income
Interest earned on investment held in Trust Account	915,551	66,488	873,248	14,251
Fair value adjustment to warrant liabilities	4,391,022	744,174	1,628,400	450,000
	5,306,573	810,662	2,501,648	464,251

Income before income taxes	4,700,114	(1,058,387)	2,188,458	(490,354)

Income tax expense	154,646	—	154,646	—

Net income (loss)	$4,545,468	$(1,058,387)	$2,033,812	$(490,354)

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	32,593,923	34,500,000	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.10	$(0.03)	$0.05	$(0.01)

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,525,000	9,413,122	9,525,000	9,525,000

Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	$0.10	$(0.03)	$0.05	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Six Months ended June 30, 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	900,000	$90	8,625,000	$863	$—	$(18,841,185)	$(18,840,232)
Net income	—	$—	—	$—	$—	2,511,656	2,511,656
Balance – March 31, 2022	900,000	90	8,625,000	863	—	(16,329,529)	(16,328,576)
Net income	—	—	—	—	—	2,033,812	2,033,812
Balance – June 30, 2022 (unaudited)	900,000	$90	8,625,000	$863	$—	$(14,295,717)	$(14,294,764)

Six Months ended June 30, 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,802)	23,198
Issuance of Class A common stock	900,000	90	—	—	8,999,910	—	9,000,000
Fair value of private placement warrant liability	—	—	—	—	(271,044)	—	(271,044)
Excess fair value over consideration of the anchor investors investment in the sponsor	—	—	—	—	3,946,407	—	3,946,407
Remeasurement of shares subject to redemption	—	—	—	—	(12,699,410)	(20,160,305)	(32,859,715)
Net loss	—	—	—	—	—	(568,033)	(568,033)
Balance – March 31, 2021	900,000	90	8,625,000	863	—	(20,730,140)	(20,729,187)
Net loss	—	—	—	—	—	(490,354)	(490,354)
Balance – June 30, 2021 (unaudited)	900,000	$90	8,625,000	$863	$—	$(21,220,494)	$(21,219,541)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,545,468	$(1,058,387)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(915,551)	(66,488)
Change in fair value of warrant liabilities	(4,391,022)	(744,174)
Offering costs attributable to warrant liability	—	687,798
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	58,245	(392,432)
Increase (decrease) in accounts payable	(105,656)	104,501
Increase (decrease) in accrued expenses	33,422	523,804
Net cash used in operating activities	(775,094)	(945,378)

Cash Flows from Investing Activities:
Distribution of interest income from trust account	150,000
Investment of cash in Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	150,000	(345,000,000)

Cash flows from financing activities:
Proceeds from notes payable-related party	—	(83,000)
Proceeds from issuance of Class A units	—	354,000,000
Payments of offering costs associated with initial public offering	—	(7,374,235)
Net cash provided by financing activities:	—	346,542,765

Net change in cash	(625,094)	597,387
Cash, beginning of period	733,875	12,564
Cash, end of period	$108,781	$609,951

Supplemental disclosure of noncash operating and financing activities:
Remeasurement of shares subject to redemption	$—	$32,859,715
Excess fair value over consideration of the anchor investors investment in the sponsor	$—	$3,946,407
Initial classification of warrant liability	$—	$10,301,574
Deferred underwriting fee payable	$—	$12,075,000
Offering costs included in accounts payable	$—	$26,453

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through June 30, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2021. On January 11, 2021, the Company consummated the initial public offering (the “Initial Public Offering”) of 34,500,000 units (the “Units” and, with respect to the class A common stock included in the Units sold, the “Public Shares”), which included the exercise in full by the underwriters of their overallotment option in the amount of 4,500,000 Units, at $10 per unit, generating gross proceeds of $345,000,000. See Note 3.

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

Transaction costs amounted to $19,570,579, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $595,579 other offering costs. Transactions costs amounting to $569,513 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the year ended December 31, 2021, with the remainder or $19,001,066, allocated to the Class A common shares sold in the Initial Public Offering. In addition, as of January 11, 2021, cash of $2,075,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had cash of $108,781 held outside of the Trust Account and available for working capital purposes.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40, “Presentation of Financial Statements – Going Concern”, the Company has until January 11, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 11, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to January 11, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022. The interim results for the six and three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $345,288,022 and $345,102,999 as of June 30, 2022, and December 31, 2021, respectively. Amortized cost of these marketable securities amounted to $345,888,519 and $345,122,968 as of June 30, 2022, and December 31, 2021, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $869,957 for the six and three months ended June 30, 2022, and $14,251 for six and three months ended June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A-”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting discount and other costs that are directly related to the IPO. Accordingly, as of December 31, 2021, offering costs totaling $19,570,579, consisting of $6,900,000 in cash underwriting fees, $12,075,000 of deferred underwriting fees, and $595,579 other offering costs. Transactions costs amounting to $569,513 were allocated to the warrant liability and are recorded in general and administrative expenses in the Statement of Operations for the year ended December 31, 2021, with the remainder or $19,001,066, allocated to the Class A common shares sold in the Initial

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Public Offering. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid in capital and accumulated deficit. At June 30, 2022, and December 31, 2021, the Shares of Class A common stock reflected in the balance sheet are reconciled in the following table:

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Stock Based Compensation

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date the Initial Public Offering was considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. The value of the transferred Founders Shares on the grant date of September 4, 2020, was minimal, as such no stock-based compensation expense has been recognized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of Class A common stock is computed by dividing net income (loss) by the weighted average number of shares of Class A common stock, which are referred to as outstanding for the period. As of June 30, 2022, the Company had 34,500,000 Class A common public shares subject to possible redemption, 900,000 Class A common private shares and 8,625,000 Class B common shares. Earnings and losses are shared pro rata between the two classes of private shares or 9,525,000 private shares. The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 7,080,000 shares of Class A common stock in the aggregate. At June 30, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the three months ended June 30, 2022, and 2021.

For the six months ended June 30, 2022, and 2021, net income (loss) per common share is as follows:

	Six months ended June 30, 2022		Six months ended June 30, 2021
	(unaudited)		(unaudited)
	Public Shares	Private Shares	Public Shares	Private Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$3,562,036	$983,432	$(821,219)	$(237,168)

Denominator
Weighted-average shares outstanding	34,500,000	9,525,000	32,593,923	9,413,122
Basic and diluted net income per share	$0.10	$0.10	$(0.03)	$(0.03)

For the three months ended June 30, 2022, and 2021, net income (loss) per common share is as follows:

	Three months ended June 30, 2022		Three months ended June 30, 2021
	(unaudited)		(unaudited)
	Public Shares	Private Shares	Public Shares	Private Shares
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$1,593,788	$440,024	$(384,264)	$(106,090)

Denominator
Weighted-average shares outstanding	34,500,000	9,525,000	34,500,000	9,525,000
Basic and diluted net income per share	$0.05	$0.05	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As we are a smaller reporting company, adoption of ASU 2020-06 will be required for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is still evaluating the impact of ASU 2020-06 and will adopt as required.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Pursuant to a subscription agreement with the Sponsor, one of the anchor investors has agreed with the Sponsor that, with respect to 1,499,950 of the Units it has expressed an interest in purchasing (or all of the Units it purchased in the Proposed Public Offering, if less), such anchor investor (1) will not transfer such Units (or underlying shares of Class A common stock) prior to the date the Company completes its initial Business Combination, and (2) will not exercise its redemption rights with respect to any shares of Class A common stock included in such Units in connection with the completion of the Company’s initial Business Combination or any amendment to the provisions of the Company’s amended and restated certificate of incorporation relating to the Company’s pre-initial Business Combination activity and related stockholders’ rights. Further, each of the anchor investors has agreed with the Sponsor that if it does not purchase the maximum number of Units it has expressed an interest in purchasing, it will forfeit all of its indirect holdings of Founder Shares held within the Sponsor, and if after such purchase, it owns less than that number of units at the time of a stockholder vote in connection with the Company’s initial Business Combination or on the business day immediately prior to the scheduled closing of such initial Business Combination, it will forfeit a portion of its indirect holdings of Founder Shares held within the Sponsor, and the Sponsor will have the right to redeem the anchor investor’s interest in the Sponsor related to Private Placement Units at the original purchase price. Other than such agreements with the Sponsor, the anchor investors are not required to: (1) hold any Units, shares of Class A common stock or Warrants they may have purchased in the Initial Public Offering or thereafter for any amount time, (2) vote any shares of Class A common stock they may own at the applicable time in favor of the initial Business Combination or (3) refrain from exercising their right to redeem their public shares at the time of the Company’s initial Business Combination. Pursuant to their subscription agreements with the Sponsor, the anchor investors will not be granted any material additional stockholder or other rights and will only be issued membership interests in the Sponsor with no right to control the Sponsor or vote or dispose of any Founder Shares, Private Placement Units or underlying securities (which will continue to be held by the Sponsor until following the Company’s initial Business Combination).

There can be no assurance as to the number of Units purchased in the Initial Public Offering (or underlying shares of Class of Class A common stock) the anchor investors will retain, if any, prior to or upon the consummation of the Company’s initial Business Combination. In the event that the anchor investors vote in favor of the Company’s initial Business Combination, a smaller portion of affirmative votes from other public shareholders would be required to approve the Company’s initial Business Combination.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Private Placement Units

The Sponsor purchased an aggregate of 900,000 Private Placement Units, at a price of $10.00 per Private Placement Unit ($9.0 million in the aggregate) in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Each Private Placement Unit consists of one share of Class A common stock (such shares of Class A common stock included in the Private Placement Units, the “Private Shares”) and one-fifth of one redeemable warrant (each, a “Private Warrant”). Each Private Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 3). A portion of the proceeds from the Private Placement Units were added to proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in trust will be part of the liquidating distribution to the public stockholders, and the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Related Party Loans

On August 31, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of June 30, 2021, or the completion of the Initial Public Offering. On January 11, 2021, the Company repaid $83,000 that was borrowed under the Note.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the six and three months ended June 30, 2022, and 2021, $60,000 and $30,000 and $53,550 and $30,000 has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. As of June 30, 2022, and December 31, 2021, $176,775 and $116,775 were included in accrued expenses for amounts due under the agreement.

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

Underwriting Agreement

On January 11, 2021, the underwriters fully exercised their over-allotment option and were paid an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate which is included as deferred underwriting fee payable in the accompanying balance sheet as of June 30, 2022, and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of June 30, 2022, and 2021, there were 35,400,000 shares of Class A common stock issued and outstanding, respectively. At June 30, 2022, and December 31, 2021, 34,500,000 shares were subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7 — Fair Value Measurements

The following table presents fair value information as of June 30, 2022, and December 31, 2021, for the Company’s warrant liability that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a Modified Black Scholes Model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. On March 5, 2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

			December 31,
Liabilities:	Level	June 30, 2022	2021
Warrant Liability – Public Warrants	1	$1,518,000	$5,796,000
Warrant Liability – Private Placement Warrants	3	$39,654	$152,676

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

The warrants are measured at fair value on a recurring basis. Fair value as of June 30, 2022, and December 31, 2021, for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3.

The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	2.96%	1.11%
Expected term to initial business combination (years)	0.25 years	0.47 years
Dividend yield	0%	0%
Expected volatility	4.36%	17.0%
Exercise price	$11.50	$11.50
Fair value of Units	$0.2203	$0.8482

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

	Private Placement
	Warrants	Public Warrants	Warrant Liability
Initial measurement of fair value on December 31, 2021	$152,676	$5,796,000	$5,948,676
Change in valuation inputs or other assumptions	(71,622)	(2,691,000)	(2,762,622)
Fair value as of March 31, 2022	81,054	3,105,000	3,186,054
Change in valuation inputs or other assumptions	(41,400)	(1,587,000)	(1,628,400)
Fair value as of June 30, 2022	$39,654	$1,518,000	$1,557,654

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

Note 8— Income Taxes

The Company’s net deferred tax assets are as follows:

	June 30, 2022	December 31, 2021
Deferred tax asset:
Organizational costs/Startup expenses	$582,456	$476,100
Federal net operating loss	—	16,177
Total deferred tax asset	582,456	492,277
Valuation allowance	(582,456)	(492,277)
Deferred tax asset, net of allowance	$—	$—

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

The income tax provision consists of the following:

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Federal:
Current	$154,646	$—	$154,646	$—
Deferred	106,356	—	55,270	—

State:
Current	—	—	—	—
Deferred	—	—	—	—
Valuation allowance	(106,356)	—	(55,270)	—
Income tax provision	$154,646	$—	$154,646	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the six months ended June 30, 2022, the change in the valuation allowance was $106,356.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	—	21.0%	—
State taxes, net of federal tax benefit	0.0%	—	0.0%	—
Change in fair value of the warrant liability	(19.6)%	—	(15.6)%	—
Change in valuation allowance	2.3%	—	2.5%	—
Income tax provision	3.6%	—	7.9%	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on August 10, 2020, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six months ended June 30, 2022, we had a net income of $4,545,468, which consisted of the change in the fair value of the warrant liability of $4,391,022 and interest earned on investment held in the trust account of $915,551 offset by general and administrative expenses of $ $606,459 and income tax expense of $154,646.

For the six months ended June 30, 2021, we had a net loss of $ $1,058,387, which consisted of the change in the fair value of the warrant liability of $744,174 and interest earned on investment held in the trust account of $66,488 offset by general and administrative expenses of $1,869,049.

For the three months ended June 30, 2022, we had a net income of $2,033,812, which consisted of the change in the fair value of the warrant liability of $1,628,400 and interest earned on investment held in the trust account of $873,248 offset by general and administrative expenses of $313,190 and incomes taxes of $154,646.

For the three months ended June 30, 2021, we had a net loss of $ $490,354, which consisted of the change in the fair value of the warrant liability of $ 450,000 and interest earned on investment held in the trust account of $14,251 offset by general and administrative expenses of $954,605.

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

For the six months ended June 30, 2022, cash used in operating activities was $775,094. Net income of $4,545,468 was decreased by $4,391,022 for the change in the fair value of the warrant liability, and interest earned on investment held in the trust account of $915,551 and $13,989 of changes in operating assets and liabilities.

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

As of June 30, 2022, we had cash available to us of $108,781 held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

The Company has until January 11, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before January 11, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to January 11, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As we are a smaller reporting company, adoption of ASU 2020-06 will be required for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is still evaluating the impact of ASU 2020-06 and will adopt as required.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended June 30, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to (i) the material weakness in our internal control over financial reporting related to analyzing complex financial instruments, including warrant liabilities and redeemable Class A common stock as temporary equity, and accounting for the accretion of certain costs in computing earnings per share, previously disclosed in our quarterly report for the quarter September 30, 2021, and (ii) our failure to record an accrual relating to a contingent fee arrangement, constituting an additional material weakness. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Simultaneous with the consummation of the Initial Public Offering, and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 900,000 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $9,000,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a) (2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 9, 2022, Sherwin Prior provided notice of his resignation as a member of the board of directors of the Company, to be effective as of August 20, 2022. Mr. Prior’s resignation was not the result of any dispute or disagreement with the Company. Upon Mr. Prior’s resignation, Richard Lynch will be appointed to the audit committee of the board to replace Mr. Prior, and Marc Sulam, a current member of the audit committee, will replace Mr. Prior as chair of the committee.

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

VECTOIQ ACQUISITION CORP. II

Date: August 11, 2022	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)