Form 10-Q
period 2022-09-30
VectoIQ Acquisition Corp. II
filed 2022-11-02
CIK 1823884

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 1, 2022, there were 35,400,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

VECTOIQ ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$96,877	$733,875
Prepaid expenses	115,914	254,032
Total current assets	212,791	987,907

Non-current assets
Cash and marketable securities held in trust account	346,681,932	345,122,968
Total assets	$346,894,723	$346,110,875

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$—	$110,656
Accrued expenses	2,080,388	1,816,775
Total current liabilities	2,080,388	1,927,431
Warrant liabilities	849,600	5,948,676
Deferred underwriting fee payable	12,075,000	12,075,000
Total liabilities	15,004,988	19,951,107

Commitments
Class A common stock subject to possible redemption 34,500,000 shares at redemption value at $10 per share	346,286,379	345,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 issued and outstanding excluding 34,500,000 shares subject to possible redemption	90	90
Class B Common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital		—
Accumulated deficit	(14,397,597)	(18,841,185)
Total stockholders’ deficit	(14,396,644)	(18,840,232)
Total liabilities and stockholders’ deficit	$346,894,723	$346,110,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$893,736	$2,610,415	$287,277	$741,366
Net loss from operations	(893,736)	(2,610,415)	(287,277)	(741,366)

Other income
Interest earned on investment held in Trust Account	1,868,964	82,283	953,413	15,795
Fair value adjustment to warrant liabilities	5,099,076	4,910,274	708,054	4,166,100
Total other income	6,968,040	4,992,557	1,661,467	4,181,895

Income before income taxes	6,074,304	2,382,142	1,374,190	3,440,529

Income tax expense	344,337	—	189,691	—

Net income	$5,729,967	$2,382,142	$1,184,499	$3,440,529

Weighted average shares outstanding of Class A redeemable ordinary shares	34,500,000	33,236,264	34,500,000	34,500,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.13	$0.06	$0.03	$0.08

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares	9,525,000	9,450,824	9,525,000	9,525,000

Basic and diluted net income per share, Class A and Class B non-redeemable ordinary shares	$0.13	$0.06	$0.03	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

Nine Months ended September 30, 2022

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	900,000	$90	8,625,000	$863	$—	$(18,841,185)	$(18,840,232)
Net income	—	$—	—	$—	$—	4,545,468	4,545,468
Balance – June 30, 2022	900,000	90	8,625,000	863	—	(14,295,717)	(14,294,764)
Increase in redemption value of shares subject to possible redemption						(1,286,379)	(1,286,379)
Net income	—	—	—	—	—	1,184,499	1,184,499
Balance – September 30, 2022 (unaudited)	900,000	$90	8,625,000	$863	$—	$(14,397,597)	$(14,396,644)

Nine Months ended September 30, 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,802)	23,198
Issuance of Class A common stock	900,000	90	—	—	8,999,910	—	9,000,000
Fair value of private placement warrant liability	—	—	—	—	(271,044)	—	(271,044)
Excess fair value over consideration of the anchor investors investment in the sponsor	—	—	—	—	3,946,407	—	3,946,407
Remeasurement of shares subject to redemption	—	—	—	—	(12,699,410)	(20,160,305)	(32,859,715)
Net loss	—	—	—	—		(1,058,387)	(1,058,387)
Balance – June 30, 2021	900,000	90	8,625,000	863	—	(21,220,494)	(21,219,541)
Net loss	—	—	—	—	—	3,440,529	3,440,529
Balance – September 30, 2021 (unaudited)	900,000	$90	8,625,000	$863	$—	$(17,779,965)	$(17,779,012)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOIQ ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$5,729,967	$2,382,142
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,868,964)	(82,283)
Change in fair value of warrant liability	(5,099,076)	(4,910,274)
Offering costs attributable to warrant liability	—	687,798
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	138,118	(323,232)
Increase (decrease) in accounts payable	(110,656)	8,500
Increase in accrued expenses	263,613	1,535,240
Net cash used in operating activities	(946,998)	(702,109)

Cash Flows from Investing Activities:
Distribution of interest income from trust account	310,000	—
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	310,000	(345,000,000)

Cash flows from financing activities:
Repayment of notes payable-related party	—	(83,000)
Proceeds from issuance of Class A units	—	354,000,000
Payments of offering costs associated with initial public offering	—	(7,374,235)
Net cash provided by financing activities:	—	346,542,765

Net increase (decrease) in cash	(636,998)	840,656
Cash, beginning of period	733,875	12,564
Cash, end of period	$96,877	$853,220

Supplemental disclosure of noncash operating and financing activities:
Remeasurement of shares subject to redemption	$1,286,379	$32,859,715
Excess fair value over consideration of the anchor investors investment in the sponsor	$—	$3,946,407
Initial classification of warrant liability	$—	$10,301,574
Deferred underwriting fee payable	$—	$12,075,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 10, 2020 (inception) through September 30, 2022, relates to the Company’s formation, the Initial Public Offering (as defined below) and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had cash of approximately $97,000 held outside of the Trust Account and available for working capital purposes.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 15, 2022. The interim results for the nine and three months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet. Fair value of these marketable securities amounted to $346,667,077 and $345,102,999 as of September 30, 2022, and December 31, 2021, respectively. Amortized cost of these marketable securities amounted to $346,681,932 and $345,122,968 as of September 30, 2022, and December 31, 2021, respectively.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest earned on investment held in trust account” line item in the statements of operations. Interest income is recognized when earned. Accretion of the discounts amounted to $1,822,347 and $952,591 for the nine and three months ended September 30, 2022, and $30,046 and $15,796 for nine and three months ended September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A common stock are affected by charges against additional paid in capital and accumulated deficit. At September 30, 2022, the Shares of Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Redeemable ordinary share issuance costs	(18,882,781)
Proceeds allocated to Public Warrants	(10,030,530)
Excess fair value over consideration of the anchor investors investment in the sponsor	(3,946,407)

Plus:
Accretion of carrying value to redemption value	32,859,718
Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Accretion of carrying value to redemption value	1,286,379
Class A common stock subject to possible redemption, September 30, 2022	$346,286,379

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of Class A common stock is computed by dividing net income by the weighted average number of shares of Class A common stock, which are referred to as outstanding for the period. As of September 30, 2022, the Company had 34,500,000 Class A common public shares subject to possible redemption, 900,000 Class A common private shares and 8,625,000 Class B common shares. Earnings and losses are shared pro rata between the two classes of private shares or 9,525,000 private shares. The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants would be anti-dilutive. The warrants are exercisable to purchase 7,080,000 shares of Class A common stock in the aggregate. At September 30, 2022, the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the three months ended September 30, 2022, and 2021.

For the nine months ended September 30, 2022, and 2021, net income per common share is as follows:

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	(unaudited)		(unaudited)
	Public Shares	Private Shares	Public Shares	Private Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,490,264	$1,239,703	$1,854,741	$527,401

Denominator
Weighted-average shares outstanding	34,500,000	9,525,000	33,236,264	9,450,824
Basic and diluted net income per share	$0.13	$0.13	$0.06	$0.06

	Three months ended September 30, 2021		Three months ended September 30, 2021
	(unaudited)		(unaudited)
	Public Shares	Private Shares	Public Shares	Private Shares
Basic and diluted net income per share
Numerator:
Allocation of net income	$928,227	$256,272	$2,696,156	$744,373

Denominator
Weighted-average shares outstanding	34,500,000	9,525,000	34,500,000	9,525,000
Basic and diluted net income per share	$0.03	$0.03	$0.08	$0.08

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

The warrants included in the Private Placement Units (the “Private Warrants”) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by someone other than the initial stockholder or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

There can be no assurance as to the number of Units purchased in the Initial Public Offering (or underlying shares of Class of Class A common stock) the anchor investors will retain, if any, prior to or upon the consummation of the Company’s initial Business Combination. In the event that the anchor investors vote in favor of the Company’s initial Business Combination, a smaller portion of affirmative votes from other public stockholders would be required to approve the Company’s initial Business Combination.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into additional units of the post Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of September 30, 2022, and December 31, 2021, the Company had no borrowings under the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and general and administrative services. For the nine and three months ended September 30, 2022, and 2021, $90,000 and $30,000 and $83,550 and $30,000 has been charged to general and administrative expenses for services performed in accordance with the terms of the administrative support agreement. As of September 30, 2022, and December 31, 2021, $206,775 and $116,775 were included in accrued expenses for amounts due under the agreement.

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

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Underwriting Agreement

On January 11, 2021, the underwriters fully exercised their over-allotment option and were paid an underwriting discount of $0.20 per unit, or $6.9 million in the aggregate, upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate which is included as deferred underwriting fee payable in the accompanying balance sheet as of September 30, 2022, and December 31, 2021. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Stockholders’ Equity

Class A Common Stock — The Company is currently authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Stockholders of Class A common stock are entitled to one vote for each share. As of September 30, 2022, and 2021, there were 35,400,000 shares of Class A common stock issued and outstanding, respectively. At September 30, 2022, and December 31, 2021, 34,500,000 shares were subject to possible redemption.

Class B Common Stock — the Company is current authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Stockholders of Class B common stock are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021, there were 8,625,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 7 — Fair Value Measurements

The following table presents fair value information as of September 30, 2022, and December 31, 2021, for the Company’s warrant liability that are accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a Modified Black Scholes Model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Placement Warrant liability is classified within Level 3 of the fair value hierarchy. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Company has the ability to access. On March 5, 2021, the Public Warrant liability was reclassified from a Level 3 to a Level 1 classification as they began to have quoted prices in active markets.

		September 30,	December 31,
Liabilities:	Level	2022	2021
Warrant Liability – Public Warrants	1	$828,000	$5,796,000
Warrant Liability – Private Placement Warrants	3	$21,600	$152,676

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The warrants are measured at fair value on a recurring basis. Fair value as of September 30, 2022, and December 31, 2021, for the public warrants are based upon quoted market prices as Level 1 and the Modified Black Scholes Model for the private placement warrants as Level 3.

The key inputs into the Modified Black Scholes Model for the private placement warrants were as follows:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.02%	1.11%
Expected term to initial business combination (years)	0.27 years	0.47 years
Dividend yield	0%	0%
Expected volatility	10.18%	17.0%
Exercise price	$11.50	$11.50
Fair value of Units	$0.12	$0.8482

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

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our warrants classified as Level 3:

	Private Placement
	Warrants	Public Warrants	Warrant Liability
Initial measurement of fair value on December 31, 2021	$152,676	$5,796,000	$5,948,676
Change in valuation inputs or other assumptions	(113,022)	(4,278,000)	(4,391,022)
Fair value as of June 30, 2022	39,654	1,518,000	1,557,654
Change in valuation inputs or other assumptions	(18,054)	(690,000)	(708,054)
Fair value as of September 30, 2022	$21,600	$828,000	$849,600

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Note 8— Income Taxes

The Company’s net deferred tax assets are as follows:

	September 30, 2022	December 31, 2021	June 30, 2022
Deferred tax asset:
Organizational costs/Startup expenses	$632,285	$476,100	49,828
Federal net operating loss	—	16,177	—
Total deferred tax asset	632,285	492,277	49,828
Valuation allowance	(632,285)	(492,277)	(49,828)
Deferred tax asset, net of allowance	$—	$—	$—

The income tax provision consists of the following:

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Federal:
Current	$344,337	$—	$189,691	$—
Deferred	(156,185)	—	$(49,828)	—

State:
Current	—	—	—	—
Deferred	—	—	—	—
Valuation allowance	156,185	—	49,828	—
Income tax provision	$344,337	$—	$189,691	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the nine months ended September 30, 2022, the change in the valuation allowance was $140,008.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	—	21.0%	—
State taxes, net of federal tax benefit	0.0%	—	0.0%	—
Change in fair value of the warrant liability	(17.6)%	—	(10.8)%	—
Change in valuation allowance	2.6%	—	3.6%	—
Income tax provision	5.9%	—	13.8%	—

VECTOIQ ACQUISITION CORP. II

Notes to Unaudited Condensed Interim Financial Statements

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.  The Company identified the following subsequent event:

On October 28, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares in advance of the mandatory liquidation date of January 11, 2023 (or April 11, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before January 11, 2023). If implemented, the Charter Amendment would also allow the Company to remove the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow the Company to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses. The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the time and date immediately following the filing of the Charter Amendment with the Secretary of State of the State of Delaware.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the nine months ended September 30, 2022, we had a net income of $5,729,967, which consisted of the change in the fair value of the warrant liability of $5,099,076 and interest earned on investment held in the trust account of $1,868,964 offset by general and administrative expenses of $893,736 and income tax expense of $344,337.

For the nine months ended September 30, 2021, we had a net loss of $2,382,142, which consisted of the change in the fair value of the warrant liability of $4,910,274 and interest earned on investment held in the trust account of $82,283 offset by general and administrative expenses of $2,610,415.

For the three months ended September 30, 2022, we had a net income of $1,184,499, which consisted of the change in the fair value of the warrant liability of $708,054 and interest earned on investment held in the trust account of $953,413 offset by general and administrative expenses of $287,277 and incomes taxes of $189,691.

For the three months ended September 30, 2021, we had a net income of $3,440,529, which consisted of the change in the fair value of the warrant liability of $4,166,100 and interest earned on investment held in the trust account of $15,795 offset by general and administrative expenses of $741,366.

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

For the nine months ended September 30, 2022, cash used in operating activities was $946,998. Net income of $5,729,967 was decreased by $5,099,076 for the change in the fair value of the warrant liability and interest earned on investment held in the trust account of $1,868,964 offset by an increase of $291,075 in net operating assets and liabilities.

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

As of September 30, 2022, we had cash available to us of approximately $97,000 held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

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

On October 28, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to unwind and redeem all of its outstanding public shares in advance of the mandatory liquidation date of January 11, 2023 (or April 11, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before January 11, 2023). If implemented, the Charter Amendment would also allow the Company to remove the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow the Company to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses. The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the time and date immediately following the filing of the Charter Amendment with the Secretary of State of the State of Delaware.

Since its IPO, the Company’s management has reviewed over 90 potential targets and conducted extensive due diligence for over two dozen of such targets, 14 of which received illustrative proposals and three of which received letters of intent from the Company. However, the Company has not entered into an agreement to effect a business combination with any of these potential targets for a variety of reasons, including, among other things: (i) the parties’ inability to reach an agreement on valuation; (ii) the Company’s preliminary assessment of the relevant target company’s business model, customer concentration, competitive landscape and corresponding risks to future financial performance; (iii) the Company’s preliminary assessment of the relevant target company’s ability to execute its business and financial plans and scale its business; and (iv) alternative options available to potential targets, such as pursuing a traditional IPO or waiting for the capital markets to improve before pursuing a listing. Changes in the regulatory landscape due to proposed SEC rules have further affected the Company’s prospects for consummating a business combination. In addition, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law.  The IR Act provides for among other things a new US federal 1% excise tax on certain repurchase of stock by publicly traded US domestic corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased.  Any redemptions or other repurchases that occur after December 31, 2022 may be subject to the excise tax.  As a result, the Company has determined to seek the approval of its stockholders to, among other things, complete an early unwind in 2022.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2022. Based upon this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were not effective, due to (i) the material weakness in our internal control over financial reporting related to analyzing complex financial instruments, including warrant liabilities and redeemable Class A common stock as temporary equity, and accounting for the accretion of certain costs in computing earnings per share, previously disclosed in our quarterly report for the quarter September 30, 2021, and (ii) our failure to record an accrual relating to a contingent fee arrangement, constituting an additional material weakness. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter ended of September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VECTOIQ ACQUISITION CORP. II

Date: November 2, 2022	By:	/s/ Stephen Girsky
	Name:	Stephen Girsky
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2022	By:	/s/ Steve Shindler
	Name:	Steve Shindler
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)